Form 10-Q
period 1998-06-30
TRANSPORTATION COMPONENTS INC
filed 1998-08-14
CIK 1059706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER: 1-14181

                         TRANSPORTATION COMPONENTS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   76-0562800
            (State or other jurisdiction                  (I.R.S. Employer
          of incorporation or organization)               Identification No.)

                                 THREE RIVERWAY
                                    SUITE 630
                              HOUSTON, TEXAS 77056
               (Address of Principal Executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 965-9522


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

        The number of shares outstanding of the issuer's common stock, as of August 14, 1998, were 16,512,611.

                         TRANSPORTATION COMPONENTS, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                           PAGE
                                                                          ----
   Item 1. Financial Statements

     Consolidated Balance Sheets of Transportation
       Components, Inc. at June 30, 1998 (Unaudited) and
       December 31, 1997 ................................................   3
     Unaudited Pro Forma Combined Statements of Operations
       for the three and six months ended
       June 30, 1998 and 1997 ...........................................   4
     Unaudited Consolidated Statements of Operations of
       Transportation Components, Inc. for the three
       and six months ended June 30, 1998 ...............................   5
     Unaudited Consolidated Statements of Cash Flows of
       Transportation Components, Inc. for the three
       and six months ended June 30, 1998 ...............................   6
     Notes to Unaudited Consolidated Financial Statements ...............   7

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ........................  12

PART II. - OTHER INFORMATION

   Item 1. Legal Proceedings ............................................  17
   Item 5. Other Information ............................................  17
   Item 6. Exhibits and Reports on Form 8-K .............................  17
   Signatures ...........................................................  18

                         TRANSPORTATION COMPONENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                    JUNE 30,  DECEMBER 31,
                                                                      1998       1997
                                                                   ---------    -------
                                                                  (UNAUDITED)
                                ASSETS
 Current assets:
    Cash and cash equivalents ..................................   $   5,567    $     5
    Accounts receivable, net ...................................      24,709       --
    Receivables from related parties ...........................         561       --
    Inventories ................................................      56,823       --
     Notes receivable, current .................................       1,707       --
    Prepaid expenses and other .................................       4,968        337
                                                                   ---------    -------
      Total current assets .....................................      94,335        342

 Property and equipment, net ...................................       9,262       --
 Notes receivable, net .........................................       2,292       --
 Notes receivables from related parties ........................         413       --
 Goodwill, net .................................................      48,283       --
 Deferred taxes ................................................       1,345       --
 Other assets, net .............................................         787       --
                                                                   ---------    -------
              Total assets .....................................   $ 156,717    $   342
                                                                   =========    =======
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ......................   $  33,996    $   316
    Payables to related parties ................................         675       --
    Current portion of long-term debt ..........................       1,941       --
    Deferred taxes, current ....................................         396       --

    Other current liabilities ..................................         501       --
                                                                   ---------    -------
      Total current liabilities ................................      37,509        316
 Long-term debt, less current portion ..........................      24,324       --
 Deferred tax liability ........................................       3,464       --
 Other long-term liabilities to related parties ................       1,037       --
                                                                   ---------    -------
      Total liabilities ........................................      66,334        316
                                                                   ---------    -------
 Commitments and contingencies
 Stockholders' equity:
    Preferred stock, $0.01 par, 5,000,000 shares authorized, -0-
      issued and Outstanding ...................................        --         --
    Common stock, $0.01 par, 102,000,000 shares authorized,
      16,512,611 and 2,594,717 shares outstanding , respectively         165         26
    Additional paid-in capital .................................      98,152      3,108
    Retained deficit ...........................................      (7,934)    (3,108)
                                                                   ---------    -------
      Total stockholders' equity ...............................      90,383         26
                                                                   ---------    -------
                   Total liabilities and stockholders' equity ..   $ 156,717    $   342
                                                                   =========    =======

        The accompanying notes are an integral part of these consolidated financial statements.

                   UNAUDITED PRO FORMA COMBINED STATEMENTS OF
              OPERATIONS (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND
                             PER SHARE INFORMATION)

                                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                         JUNE 30,                              JUNE 30,
                                                              -------------------------------       -------------------------------
                                                                  1998              1997                1998               1997
                                                              ------------       ------------       ------------       ------------
Revenues ...............................................      $     60,745       $     50,642       $    118,428       $    100,570
Cost of sales ..........................................            43,136             35,625             83,684             70,900
                                                              ------------       ------------       ------------       ------------
    Gross profit .......................................            17,609             15,017             34,744             29,670
Selling, general and administrative expenses ...........            13,523             11,706             26,325             22,798
                                                              ------------       ------------       ------------       ------------
    Income from operations .............................             4,086              3,311              8,419              6,872
Other Income (Expense):
    Interest expense ...................................              (377)              (390)              (636)              (711)
    Other income (expense), net ........................              (149)                83               (185)               174
                                                              ------------       ------------       ------------       ------------
Income before income taxes .............................             3,560              3,004              7,598              6,335
Provision for income taxes .............................             1,526              1,298              3,240              2,737
                                                              ------------       ------------       ------------       ------------
Net income .............................................      $      2,034       $      1,706       $      4,358       $      3,598
                                                              ============       ============       ============       ============
Earnings per share - Basic .............................      $       0.12       $       0.10       $       0.26       $       0.22
                                                              ============       ============       ============       ============
Earnings per share - Diluted ...........................      $       0.12       $       0.10       $       0.26       $       0.21
                                                              ============       ============       ============       ============
Number of common shares and potential
 common shares used in the per share
 calculations:
   Basic ...............................................        16,512,611         16,512,611         16,512,611         16,512,611
                                                              ============       ============       ============       ============
   Diluted .............................................        16,909,234         16,909,234         16,909,234         16,909,234
                                                              ============       ============       ============       ============

          The accompanying notes are an integral part of these combined financial statements.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                       THREE
                                                       MONTHS       SIX MONTHS
                                                        ENDED          ENDED
                                                       JUNE 30,       JUNE 30,
                                                         1998           1998
                                                     -----------    -----------
Revenues .........................................   $     3,786    $     3,786
Cost of sales ....................................         2,664          2,664
                                                     -----------    -----------
    Gross profit .................................         1,122          1,122

Selling, general and administrative expenses .....         1,027          5,877
                                                     -----------    -----------
    Income (loss) from operations ................            95         (4,755)

Other Income (Expense):
    Interest expense .............................           (29)           (29)
    Other expense,  net ..........................           (12)           (12)
                                                     -----------    -----------
Income (loss) before income taxes ................            54         (4,796)
Provision for income taxes .......................            30             30
                                                     -----------    -----------
Net income (loss) ................................   $        24    $    (4,826)
                                                     ===========    ===========
 Income (loss) per share - Basic  ..............     $       .01    $     (1.34)
                                                     ===========    ===========
 Income (loss) per share - Diluted ...............   $       .01    $     (1.34)
                                                     ===========    ===========

Number of common shares and potential
  common shares used in the per share
  calculations:

    Basic ........................................     4,238,489      3,589,334
                                                     ===========    ===========
     Diluted .....................................     4,268,999      3,594,269

        The accompanying notes are an integral part of these consolidated financial statements.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                           THREE      SIX
                                                                          MONTHS     MONTHS
                                                                           ENDED     ENDED
                                                                          JUNE 30,   JUNE 30,
                                                                           1998       1998
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .................................................   $     24    $ (4,826)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Provision for bad debts .........................................         18          18
     Depreciation and amortization ...................................         61          61
     Compensation expense related to issuance of management shares ...       --         4,850
     Changes in operating assets and liabilities, net of acquisitions:
       Other assets ..................................................       (766)       (766)
       Accounts payable and accrued expenses .........................      7,261       7,261
                                                                         --------    --------
         Net cash provided by in operating activities ................   $  6,598    $  6,598

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property .............................................   $    (48)   $    (48)
   Cash payments for acquisitions ....................................    (15,722)    (15,722)
                                                                         --------    --------
         Net cash used in investing activities .......................   $(15,770)   $(15,770)
                                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of stock net of underwriting and offering costs ..........   $ 35,650    $ 35,650
   Principal payments on notes payable ...............................    (41,911)    (41,911)
   Borrowings on revolving credit facility ...........................     21,000      21,000
                                                                         --------    --------
         Net cash provided by financing activities ...................   $ 14,739    $ 14,739
                                                                         --------    --------
Net increase in cash and cash equivalents ............................   $  5,567    $  5,567
Cash and cash equivalents, beginning of period .......................       --          --
                                                                         --------    --------
Cash and cash equivalents, end of period .............................      5,567       5,567
                                                                         ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
              STATEMENTS (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND
                             PER SHARE INFORMATION)

1.   ORGANIZATION AND BASIS OF PRESENTATION

    Transportation Components, Inc., a Delaware corporation also known as TransCom USA ("TransCom USA") was founded in October 1997 to become a leading national distributor of replacement parts and supplies for commercial trucks, trailers and other heavy duty vehicles and equipment. Prior to its initial public offering (the "IPO"), TransCom USA had not conducted any operations relating to the generation of revenues. Concurrent with the consummation of the IPO on June 24, 1998, TransCom acquired, in separate merger transactions, nine companies (the "Founding Companies"). TransCom USA, together with its wholly-owned subsidiaries, is referred to as "the Company".

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires disclosure related to each segment of an enterprise's operations similar to that required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company is required to adopt SFAS No. 131 for the fiscal year ending December 31, 1998.

    In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", was issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that all nongovernmental entities expense costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 as of January 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

SUPPLEMENTAL CASH FLOW INFORMATION

    There were no amounts paid for interest or taxes during the three and six month periods ended June 30, 1998.

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

    The unaudited pro forma combined statements of operations give effect to the acquisition of the Founding Companies and the IPO as if they had occurred on January 1, 1997.

    To the extent the former owners of the Founding Companies agreed prospectively to reductions in salary, bonuses and benefits, these reductions have been reflected in the pro forma combined statements of operations. On June 24, 1998 the Company entered into a three-year revolving credit facility which provides for borrowings of up to $75 million (the "Credit Facility") with the First National Bank of Chicago as agent. Based on terms of the Credit
Facility, a reduction in interest expense has been reflected in the pro forma combined statements of operations. With respect to other potential cost savings, the Company has not and cannot quantify such savings; however, it is anticipated that a portion of such savings will be offset by costs related to additional overhead attributable to the Company's corporate staff and by the costs associated with being a public company. Since these savings cannot be accurately quantified, they have not been included in the pro forma combined financial information of the Company.

     The pro forma adjustments are based on estimates, available information and certain assumptions, which may be revised, as additional information becomes available. Pro forma adjustments include the amortization of goodwill as a result of the purchase of the Founding Companies. The pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since the Founding Companies were not under common control or management, historical consolidated results may not be comparable to, or indicative of, future performance.

INTERIM FINANCIAL INFORMATION

    The interim consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the pro forma combined and interim consolidated financial information presented herein as of and for the periods indicated. All intercompany transactions and balances have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

    The information contained in the following notes to the accompanying interim consolidated financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the Company's audited consolidated financial statements and related notes thereto contained in the Prospectus in the Registration Statement on Form S-1 ("the Prospectus") filed with the Securities and Exchange Commission on June 19, 1998. Certain capitalized terms used herein have the same meaning given to them in the Form S-1.

COMPENSATION CHARGE

    During the six months ended June 30, 1998, the Company sold an aggregate of 674,500 shares of common stock for $0.01 per share to management and consultants of the Company. As a result, the Company recorded a non-recurring, non-cash compensation charge of $4.9 million representing the difference between the amount paid for the shares and the estimated fair value for accounting purposes of the shares on the date of sale, as if the Founding Companies were combined.

USE OF ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date of the financial statements are published and (iii) the reported amount of revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired using the "purchase" method of accounting and, accordingly, is subject to final adjustment.

2.    EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which established new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997, and accordingly have been adopted in the accompanying financial statements.

    The computation of pro forma net income per share for the three months and six months ended June 30, 1997 and 1998 is based on 16,512,611 shares of Common Stock outstanding, which is calculated as follows:

Shares issued in consideration for Acquisition of
  Founding Companies ..........................................        7,493,394
Shares sold pursuant to the Offering ..........................        5,750,000
Shares held by Notre Capital Ventures II, L.L.C.,
  management and consultants ..................................        3,269,217
                                                                      ----------
       Total ..................................................       16,512,611
                                                                      ==========

Basic and diluted pro forma net income per share is computed based on the following information:

                                           Three Months Ended          Six Months Ended
                                                June 30,                    June 30,
                                         ------------------------   ------------------------
                                           1998           1997         1998          1997
                                         ---------    -----------   ----------    ----------
                                        (in thousands except share and per share information)
Net income ..........................   $     2,034   $     1,706   $     4,358   $     3,598

BASIC
      Basic  weighted  average shares    16,512,611    16,512,611    16,512,611    16,512,611

DILUTED
      Basic weighted average shares .    16,512,611    16,512,611    16,512,611    16,512,611
      Dilutive securities
          Options ...................       186,084       186,084       186,084       186,084
          Warrants ..................       210,539       210,539       210,539       210,539

      Diluted weighted average
         shares .....................    16,909,234    16,909,234    16,909,234    16,909,234

NET INCOME PER SHARE
      Basic .........................   $      0.12   $      0.10   $      0.26   $      0.22
      Diluted .......................   $      0.12   $      0.10   $      0.26   $      0.21

Basic and diluted historical net income (loss) per share is computed based on the following information:

                                                      THREE
                                                      MONTHS        SIX MONTHS
                                                      ENDED           ENDED
                                                      JUNE 30,       JUNE 30,
                                                       1998            1998
                                                    ----------      -----------
Net income (loss) ............................      $       24      $    (4,826)

BASIC
      Basic weighted average shares ..........       4,238,489        3,589,334

DILUTED
      Basic weighted average shares ..........       4,238,489        3,589,334
      Dilutive securities
          Options ............................          14,315            1,102
          Warrants ...........................          16,195            3,833

      Diluted weighted average shares ........       4,268,999        3,594,269

NET INCOME (LOSS) PER SHARE
      Basic ..................................      $     0.01      $     (1.34)
      Diluted ................................      $     0.01      $     (1.34)

3.   CREDIT FACILITY

     On June 24, 1998 the Company entered into a three-year revolving credit facility which provides for borrowings up to $75.0 million (the "Credit Facility") with the First National Bank of Chicago as agent. The Credit Facility matures on June 24, 2001, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee of up to 1/4% is payable on any unused portion of the Credit Facility. At June 30, 1998, $54.0 million was available to the Company under the Credit Facility. The Credit Facility is to be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) the maintenance of a specified level of consolidated net worth. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined). The outstanding balance on the Credit Facility as of June 30, 1998 was $21.0 million.

4.   CAPITAL STOCK

    On June 24, 1998, the Company sold 5,000,000 shares of Common Stock to the public at $8.00 per share (the Offering). The net proceeds to the Company from the Offering (after deducting underwriting commissions and offering costs) were $35.7 million. Of this amount, $15.7 million was used to pay the cash portion of the purchase prices of the Founding Companies.

     In connection with the Offering, the Company had granted its underwriters an option to sell an additional 750,000 shares at $8.00 per share. On June 30, 1998 the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $5.6 million after deducting underwriting commissions.

5.   SUBSEQUENT EVENT

    The Company sold four facilities to KPPJ Partners, L.P., a partnership of which the manager is a director and an executive officer of the Company. KPPJ Partners, L.P. leases back such facilities to one of the Company's wholly owned subsidiaries. Proceeds from the sale were $1.5 million and were received on July 20, 1998.

6.   COMMITMENTS AND CONTINGENCIES

LITIGATION

    At certain times, the Company is involved in legal actions arising in the ordinary course of business. Management does not believe the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

INSURANCE

    The Company carries a broad range of insurance coverage, including business auto liability, general liability, workers' compensation, excess liability, commercial property and an umbrella policy. The Company has not incurred significant claims or losses on any of these insurance policies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT ON FORM 10-Q CONTAINS STATEMENTS, WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. THESE FACTORS INCLUDE GENERAL ECONOMIC AND BUSINESS CONDITIONS, NEW OR MODIFIED STATUTORY OR REGULATORY REQUIREMENTS, CHANGING PRICES AND MARKET CONDITIONS, AND THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

GENERAL

     On June 24, 1998, Transportation Components, Inc. ("TransCom USA" or the "Company") consummated its initial public offering (the "Offering") and the mergers (the "Mergers") of nine companies. The following unaudited pro forma combined financial statements give effect to the mergers by TransCom USA of substantially all of the outstanding capital stock of Charles W. Carter Co.--Los Angeles ("Carter"), Transportation Components Group ("TCC"), The Cook Brothers Companies, Inc. ("Cook Brothers"), Gear & Wheel Group ("Gear & Wheel"), Amparts International, Inc. ("Amparts"), Plaza Automotive, Inc. ("Plaza"), Perfection Group ("Perfection"), Drive Line, Inc. ("Drive Line"), and Universal Fleet Supply, Inc. ("Universal"), together, the Founding Companies. TransCom USA and the Founding Companies are hereinafter referred to as "the Company".

    The Company engages in the distribution of replacement parts for commercial trucks and trailers and other types of specialized heavy-duty vehicles and equipment. The Company purchases heavy duty parts from component manufacturers, inventories these parts in over 60 facilities across the United States and Mexico and distributes them to over 18,000 customers. The Company also exports parts and supplies to customers located in countries in South and Central America, Southeast Asia and the Pacific Rim. The Company serves a diverse set of customers including regional and national private, common carrier and rental fleets, independent repair shops, resellers, specialty original equipment manufacturers ("OEMs"), municipal and other governmental entities and other end users. Approximately 94% of the Company's pro forma combined revenues in 1997 was attributable to the sale of parts (including remanufactured parts), supplies and equipment; approximately 4% was attributable to installation and repair, with the remaining 2% attributable to truck sales, leasing and rental income.

    From October 1997 through March 1998, the Company sold an aggregate of 1,106,829 shares of Common Stock to management, directors and certain consultants of the Company for $0.01 per share. As a result, the Company recorded a non-recurring, non-cash compensation charge of $3.1 million and $4.9 million during 1997 and the first quarter of 1998, respectively, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of the sale.

    The Mergers were accounted for using the purchase method of accounting. Accordingly, the excess of the fair value of the Merger consideration paid of $48.3 million over the fair value of the net assets acquired by TransCom USA from the Founding Companies was recorded as "goodwill". The goodwill will be amortized over its estimated useful life of 40 years as a non-cash charge to operating income. The pro forma effect of this amortization expense, which is not deductible for tax purpose, is expected to be approximately $1.2 million per year.

    Descriptions of the accounting classifications used to present the results of operations of the Founding Companies are as follows:

     REVENUES. The Founding Companies' revenues consist primarily of parts sales (including remanufactured parts), installation and repair income. Parts sales include the sales of parts, supplies, accessories and equipment for commercial heavy-duty vehicles and equipment, including braking systems, axles, wheels, rims, drive train systems, hydraulic components and engine parts. Remanufacturing revenues are derived from the sales of brake shoes, clutches and drive-line components which have been remanufactured by the Founding Companies. Service revenues are derived from providing repair service to vehicles and equipment and installing parts, supplies, and equipment.

     COST OF SALES. Cost of sales consists of the cost, including incoming freight, of vehicles, parts, supplies and equipment sold and direct labor costs incurred to provide remanufacturing and service, partially offset by volume-related rebates received from component manufacturers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses include the cost of personnel conducting sales, warehousing, delivery and administrative activities (including commissions and other forms of incentive compensation), advertising and marketing expenses, rent, delivery expenses, repairs, utilities, maintenance costs, professional fees, property taxes, amortization of goodwill and other costs not included in cost of sales that are directly attributable to operations.

RESULTS OF OPERATIONS--COMBINED (PRO FORMA)

    The unaudited pro forma combined statements of operations give effect to the acquisition of the Founding Companies and the IPO as if they had occurred on January 1, 1997.

     To the extent the former owners of the Founding Companies agreed prospectively to reductions in salary, bonuses and benefits, these reductions have been reflected in the pro forma combined statements of operations. On June 24, 1998 the Company entered into a three-year revolving credit facility, which provides for borrowings of up to $75.0 million (the "Credit Facility") with the First National Bank of Chicago as agent. Based on terms of the Credit Facility, a reduction in interest expense has been reflected in the pro forma combined statements of operations. With respect to other potential cost savings, the Company has not and cannot quantify such savings; however, it is anticipated that a portion of such savings will be offset by costs related to additional overhead attributable to the Company's corporate staff and by the costs associated with being a public company. However, because these savings cannot be accurately quantified, they have not been included in the pro forma combined financial information of the Company.

    The pro forma adjustments are based on estimates, available information and certain assumptions, which may be revised, as additional information becomes available. Pro-forma adjustments include the amortization of goodwill as a result of the acquisition of the Founding Companies and the adjustment for non-recurring, non-cash compensation charges. The pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since the Founding Companies were not under common control or management, historical consolidated results may not be comparable to, or indicative of, future performance.

    The following financial information reflects the pro forma financial statements of TransCom.

                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                       -----------------------------------    -------------------------------------
                         1998       %       1997       %        1998       %        1997       %
                       -------   ------   -------   ------    --------   ------   --------   ------
                                   (IN THOUSANDS OF DOLLARS, EXCEPT PERCENTAGES)
Revenues ...........   $60,745    100.0%   50,642   $100.0%   $118,428    100.0%  $100,570    100.0%
Cost of sales ......    43,136     71.0%   35,625     70.4%     83,684     70.7%    70,900     70.5%
                       -------   ------   -------   ------    --------   ------   --------   ------
    Gross profit ...    17,609     29.0%   15,017     29.6%     34,744     29.3%    29,670     29.5%
Selling, general and
  administrative ...    13,523     22.3%   11,706     23.1%     26,325     22.2%    22,798     22.7%
                       -------   ------   -------   ------    --------   ------   --------   ------
   Operating income
    from operations    $ 4,086      6.7%  $ 3,311      6.5%   $  8,419      7.1%  $  6,872      6.8%
                       =======   ======   =======   ======    ========   ======   ========   ======

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997 (PRO FORMA)

     REVENUES. Revenues increased $10.1 million, or 19.9%, from $50.6 million for the three months ended June 30, 1997 to $60.7 million for the three months ended June 30, 1998. The increase in revenues was principally attributable to increased sales in Mexico, increased truck sales, an increase in sales associated with the equipment assembly business and increased sales of parts to specialty OEMs.

     GROSS PROFIT. Gross profit increased $2.6 million, or 17.3%, from $15.0 million for the three months ended June 30, 1997, to $17.6 million for the three months ended June 30, 1998. The increase in gross profit was principally due to the increase in revenues described above. As a percentage of revenues, gross profit decreased from 29.6% for the three months ended June 30, 1997 to 29.0% for the three months ended June 30, 1998. This decrease in gross profit as a percentage of revenues was primarily due to increased truck sales, which typically have lower gross margins and the lower margins on the start-up of a new project in the equipment assembly business.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1.8 million, or 15.5%, from $11.7 million for the three months ended June 30, 1997 to $13.5 million for the three months ended June 30, 1998. As a percentage of revenues, selling, general and administrative expenses decreased from 23.1% for the three months ended June 30, 1997 to 22.3% for the three months ended June 30, 1998. This decrease was primarily attributable to an increase in revenues without a commensurate increase in selling, general and administrative expenses.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997 (PRO FORMA)

     REVENUES. Revenues increased $17.8 million, or 17.8%, from $100.6 million for the six months ended June 30, 1997 to $118.4 million for the six months ended June 30, 1998. The increase in net sales was principally attributable to increased revenues in Mexico, increased revenues associated with the equipment assembly business and increased sales to specialty OEMs.

     GROSS PROFIT. Gross profit increased $5.0 million, or 17.1%, from $29.7 million for the six months ended June 30, 1997, to $34.7 million for the six months ended June 30, 1998. The increase in gross profit was principally due to the increase in revenues described above. As a percentage of revenues, gross profit remained relatively unchanged.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $3.5 million, or 15.5%, from $22.8 million for the six months ended June 30, 1997 to $26.3 million for the six months ended June 30, 1998. As a percentage of net sales, selling, general and administrative expenses decreased from 22.7% for the six months ended June 30, 1997 to 22.2% for the six months ended June 30, 1998. This decrease was primarily attributable to an increase in revenues without a commensurate increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES - HISTORICAL

    Concurrent with the IPO, the Company obtained the Credit Facility, which was used in part to fund the acquisition of the Founding Companies, refinance certain indebtedness of the Founding Companies and for general corporate and working capital requirements.

     On June 24, 1998 the Company entered into a three-year revolving credit facility which provides for borrowings up to $75.0 million (the "Credit Facility") with the First National Bank of Chicago as agent. The Credit Facility matures on June 24, 2001, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee of up to 1/4% is payable on any unused portion of the Credit Facility. At June 30, 1998, $54.0 million was available to the Company under the Credit Facility. The Credit Facility is to be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions, and (v) the maintenance of a specified level of consolidated net worth. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined). The outstanding balance on the Credit Facility as of June 30, 1998 was $21.0 million.

    The Company was provided with $7.0 million in net cash from operating activities for the six months ended June 30, 1998. Net cash used for investing activities was $15.8 million for the six months ended June 30, 1998 relating to the acquisitions of the Founding Companies. The principal use of cash during the six months ended June 30, 1998 was to fund the cash portion of the acquisition cost for the founding companies. Net cash provided by financing activities was $14.7 million for the six months ended June 30, 1998. For the six months ended June 30, 1998, the cash provided by financing activities consisted primarily of $35.7 million in proceeds net of offering costs from the sale of the 5,750,000 shares of common stock to the public at $8.00 per share (the Offering) and $21.0 million from borrowings on the Company's line of credit, less $41.9 million in principal payments of debt acquired during the merger with the founding companies. At June 30, 1998, the Company had cash of $5.6 million, working capital of $56.8 million and total debt of $28.0 million. As of August 7, 1998, the Company had outstanding borrowings of $29.0 million, and $46.0 million available for use under the Credit Facility.

    The Company intends to pursue acquisition opportunities. The Company expects to fund future acquisitions through the issuance of additional common stock, working capital, cash flow from operations and borrowings, including use of amounts available under the Credit Facility. The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs, debt service requirements and planned capital expenditures for equipment. To the extent the Company funds a significant portion of the consideration for future acquisitions with cash, it may have to increase the amount of the Credit Facility or obtain other sources of financing.

YEAR 2000

    The operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, "Programs and Systems"). These Programs and Systems are used in several key areas of the Company's business, including materials purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its Programs and Systems to identify potential year 2000 compliance problems. The year 2000 compliance issues exist because many computer systems and applications currently use two digit date fields to designate a year. Therefore, date sensitive systems may recognize the year 2000 as the year 1900 or not at all. This inability to recognize or properly treat the year 2000 may cause the Programs and Systems to process critical financial and operational information incorrectly. The Company is also communicating with suppliers, financial institutions and others to coordinate Year 2000 conversions.

    With respect to the Year 2000 issue, management is studying the scope and related costs of the modifications that will be required of the Founding Companies to ensure that computer related systems (operating, accounting, reporting and administrative) will continue to meet internal needs and the needs of its customers and suppliers.

FOREIGN CURRENCY FLUCTUATIONS

    A portion of the Company's consolidated revenues are billed and collected in a foreign currency. Additionally, substantially all of the operating expenses related to foreign locations are incurred in a foreign currency. Consequently, the Company's reported financial results are affected by fluctuation of foreign currencies against the U.S. dollar. The Company periodically performs foreign currency hedging to reduce its foreign currency transaction exposures.

SEASONALITY

    Weather extremes cause increased parts wear and breakdowns; however, extreme weather, particularly during winter months, could inhibit general business activity. These seasonal trends may cause fluctuations in the Company's earnings. Additionally, quarterly results may be materially affected by the timing of acquisitions, variations in the margins of products sold and services performed during any particular quarter, the timing and magnitude of acquisition assimilation projects and regional economic conditions. Accordingly, the Company's operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

    The Company is not a party to any litigation that management considers to be of a material nature.

ITEM 5.    OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    A. EXHIBITS:

       10  Credit Agreement dated as of June 24, 1998
       27  Financial Data Schedule

    B. REPORTS ON FORM 8-K:

       None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.

                                           TRANSPORTATION COMPONENTS, INC.

                                           By: /s/ MAC MCCONNELL
                                                   Mac McConnell
Date:  August 14, 1998                             Senior Vice President and
                                                   Chief Financial Officer