Form 10-Q
period 1998-09-30
TRANSPORTATION COMPONENTS INC
filed 1998-11-16
CIK 1059706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

    [X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

                                 THREE RIVERWAY
                                    SUITE 200
                              HOUSTON, TEXAS 77056
               (Address of Principal Executive offices) (Zip Code)

      Registrant's telephone number, including area code: (713) 332-2500

               THREE RIVERWAY, SUITE 630, HOUSTON, TEXAS 77056
                        (Former name, former address and
               former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the registrant's common stock, as of November 12, 1998, was 17,727,815.

                         TRANSPORTATION COMPONENTS, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                             PAGE
                                                                            ----
   Item 1. Financial Statements

     Consolidated Balance Sheets of Transportation Components, Inc. at
       September 30, 1998 (Unaudited) and December 31, 1997 ...............    3

     Unaudited Pro Forma Combined Statements of Operations for the three
       and nine months ended September 30, 1998 and 1997 ..................    4

     Unaudited Consolidated Statements of Operations of Transportation
       Components, Inc. for the three and nine months ended
       September 30, 1998 .................................................    5

     Unaudited Consolidated Statements of Cash Flows of Transportation
       Components, Inc. for the three and nine months ended
       September 30, 1998 .................................................    6

     Notes to Unaudited Consolidated Financial Statements .................    7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................   12

PART II. - OTHER INFORMATION

   Item 1.Legal Proceedings ...............................................   19

   Item 6.Exhibits and Reports on Form 8-K ................................   19

   Signature ..............................................................   20

                         TRANSPORTATION COMPONENTS, INC.

                        CONSOLIDATED BALANCE SHEETS
      (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                           SEPTEMBER 30,  DECEMBER 31,
                                                              1998           1997
                                                            ---------       -------
                                                           (UNAUDITED)
                          ASSETS
 Current assets:
   Cash and cash equivalents .........................      $   3,431       $     5
   Accounts receivable, net of allowance for bad debts
     of $1,507 .......................................         29,747          --
   Receivables from related parties ..................            308          --
   Inventories .......................................         60,104          --
   Notes receivable, current .........................            925          --
   Deferred taxes, current ...........................            991          --
   Prepaid expenses and other ........................          1,580           337
                                                            ---------       -------
     Total current assets ............................         97,086           342

 Property and equipment, net .........................          9,060          --
 Notes receivable, less current portion ..............          2,206          --
 Notes receivables from related parties ..............          1,021          --
 Goodwill, net .......................................         54,374
 Deferred taxes ......................................            306          --
 Other assets ........................................          1,969          --
                                                            ---------       -------
       Total assets ..................................      $ 166,022       $   342
                                                            =========       =======

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses .............      $  29,926       $   316
   Payables to related parties .......................            144          --
   Current portion of long-term debt .................          2,664          --
     Deferred taxes, current .........................          2,038          --
   Other current liabilities .........................            139          --
                                                            ---------       -------
     Total current liabilities .......................         34,911           316
 Long-term debt, less current portion ................         36,735          --
 Deferred tax liability ..............................          1,738          --
 Other long-term liabilities to related parties ......            709          --
                                                            ---------       -------
       Total liabilities .............................         74,093           316
                                                            ---------       -------
 Commitments and contingencies
 Stockholders' equity:
   Preferred stock, $0.01 par, 5,000,000 shares
     authorized, none issued .........................           --            --
   Common stock, $0.01 par, 102,000,000 shares
     authorized, 16,512,611 and 2,594,717 shares
     outstanding, respectively .......................            165            26
   Additional paid-in capital ........................         97,897         3,108
   Retained earnings (deficit) .......................         (6,133)       (3,108)
                                                            ---------       -------
     Total stockholders' equity ......................         91,929            26
                                                            ---------       -------
       Total liabilities and stockholders' equity ....      $ 166,022       $   342
                                                            =========       =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

              UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                      ----------------------------    ----------------------------
                                          1998            1997            1998            1997
                                      ------------    ------------    ------------    ------------
Revenues ..........................   $     58,423    $     52,819    $    176,851    $    153,389
Cost of sales .....................         41,189          37,631         124,873         108,531
                                      ------------    ------------    ------------    ------------
    Gross profit ..................         17,234          15,188          51,978          44,858
Selling, general and administrative
  expenses ........................         13,674          11,756          39,999          34,554
                                      ------------    ------------    ------------    ------------

    Income from operations ........          3,560           3,432          11,979          10,304

Other Income (Expense):
    Interest expense ..............           (651)           (342)         (1,287)         (1,053)
    Other income, net .............            297             146             112             320
                                      ------------    ------------    ------------    ------------
Income before income taxes ........          3,206           3,236          10,804           9,571
Provision for income taxes ........          1,405           1,398           4,645           4,135
                                      ------------    ------------    ------------    ------------
Net income ........................   $      1,801    $      1,838    $      6,159    $      5,436
                                      ============    ============    ============    ============

Earnings per share - Basic ........   $       0.11    $       0.11    $       0.37    $       0.33
                                      ============    ============    ============    ============

Earnings per share - Diluted ......   $       0.11    $       0.11    $       0.37    $       0.32
                                      ============    ============    ============    ============
Number of shares used in the per
 share calculations:
  Basic ...........................     16,512,611      16,512,611      16,512,611      16,512,611
                                      ============    ============    ============    ============
  Diluted .........................     16,928,099      16,723,150      16,799,874      16,723,150
                                      ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                          THREE MONTHS       NINE MONTHS
                                                              ENDED             ENDED
                                                          SEPTEMBER 30,      SEPTEMBER 30,
                                                              1998              1998
                                                          ------------       -----------
Revenues ...........................................      $     58,423       $    62,209

Cost of sales ......................................            41,189            43,853
                                                          ------------       -----------
    Gross profit ...................................            17,234            18,356

Selling, general and administrative expenses .......            13,674            19,551
                                                          ------------       -----------
    Income (loss) from operations ..................             3,560            (1,195)

Other Income (Expense):
    Interest expense ...............................              (651)             (680)
    Other income,  net .............................               297               285
                                                          ------------       -----------
Income (loss) before income taxes ..................             3,206            (1,590)
Provision for income taxes .........................             1,405             1,435
                                                          ------------       -----------
Net income (loss) ..................................      $      1,801       $    (3,025)
                                                          ============       ===========

Income (loss) per share - Basic ....................      $       0.11       $     (0.38)
                                                          ============       ===========

Income (loss) per share - Diluted ..................      $       0.11       $     (0.38)

                                                          ============       ===========

Number of shares used in the per share calculations:

     Basic .........................................        16,512,611         7,944,431
                                                          ============       ===========
     Diluted .......................................        16,928,099         7,944,431
                                                          ============       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                             THREE MONTHS     NINE MONTHS
                                                                                ENDED            ENDED
                                                                               SEPT. 30,       SEPT. 30,
                                                                                 1998            1998
                                                                               --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..................................................       $  1,801        $ (3,025)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Provision for bad debts ........................................             88             106
       Loss on sale of assets and investments ..........................             27              27
        Cancellation of deferred compensation agreement ................           (317)           (317)
       Depreciation and amortization ...................................            740             801
        Compensation expense related to issuance of management shares ..           --             4,850
       Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable and notes receivable .....................           (223)           (223)
          Inventory ....................................................         (2,426)         (2,426)
          Other assets .................................................         (1,044)         (1,810)
          Accounts payable and accrued expenses ........................         (6,312)            944
                                                                               --------        --------
             Net cash used in operating activities .....................         (7,666)         (1,073)
                                                                               --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of  property and equipment................................         (1,325)         (1,373)
    Purchases of investments ...........................................            (40)            (40)
    Sales of  property and equipment ...................................          1,633           1,633
    Sales of investments ...............................................             32              32
    Cash payments for acquisitions, net of cash acquired ...............         (3,693)        (19,415)
                                                                               --------        --------
             Net cash used in investing activities .....................         (3,393)        (19,163)
                                                                               --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of stock net of underwriting and offering costs ...........           --            35,650
    Principal payments on notes payable ................................         (3,390)        (45,301)
    Borrowings on revolving credit facility ............................          9,700          30,700
    Proceeds from long-term debt .......................................          2,613           2,613
                                                                               --------        --------
                 Net cash provided by financing activities .............          8,923          23,662
                                                                               --------        --------
Net increase (decrease) in cash and cash equivalents ...................         (2,136)          3,426
Cash and cash equivalents, beginning of period .........................          5,567               5
                                                                               --------        --------
Cash and cash equivalents, end of period ...............................       $  3,431        $  3,431
                                                                               ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION

      Transportation Components, Inc., a Delaware corporation also known as TransCom USA ("TransCom USA"), was founded in October 1997 to become a leading national distributor of replacement parts and supplies for commercial trucks, trailers and other heavy duty vehicles and equipment. Prior to its initial public offering (the "IPO"), TransCom USA had not conducted any operations. Concurrent with the consummation of the IPO on June 24, 1998, TransCom USA acquired, in separate merger transactions, nine companies (the "Founding Companies"). TransCom USA, together with its wholly-owned subsidiaries, is referred to as the "Company".

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

      In April 1998, Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", was issued by the American Institute of Certified Public Accountants. SOP 98-5 requires that entities expense costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 as of January 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its financial position or results of operations.

SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest during the three and nine month periods ended September 30, 1998 was approximately $267,709. Cash paid for income taxes during the three and nine month periods ended September 30, 1998 was approximately $383,608.

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

      The unaudited pro forma combined statements of operations give effect to the acquisition of the Founding Companies and the IPO as if they had occurred on January 1, 1997.

      To the extent the former owners of the Founding Companies agreed prospectively to reductions in salary, bonuses and benefits, these reductions have been reflected in the pro forma combined statements of operations. On June 24, 1998, the Company entered into a three-year revolving credit facility which provides for a line of credit of up to $75 million (the "Credit Facility") with the First National Bank of Chicago, as agent. Based on the terms of the Credit Facility, a reduction in interest expense has been reflected in the pro forma combined statements of operations. While the Company cannot quantify the other potential cost savings, it is anticipated that a portion of such savings will be offset by the additional overhead costs attributable to the Company's corporate staff and by the costs associated with being a public company. Since these savings cannot be accurately quantified, they have not been included in the pro forma combined financial information of the Company.

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The pro forma adjustments are based on estimates, available information and certain assumptions, which may be revised as additional information becomes available. Pro forma adjustments include the amortization of goodwill as a result of the purchase of the Founding Companies. The pro forma combined statements of operations do not purport to represent what the Company's consolidated results of operations would actually have been if such transactions had in fact occurred on those dates and are not necessarily representative of the Company's results of operations for any future period. Since the Founding Companies were not under common control or management, historical consolidated results may not be comparable to, or indicative of, future performance.

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

      The information contained in the following notes to the accompanying interim consolidated financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the Company's audited consolidated financial statements and related notes thereto contained in the Prospectus in the Registration Statement on Form S-1 ("the Prospectus") filed with the Securities and Exchange Commission on June 19, 1998. Certain capitalized terms used herein have the same meaning given to them in the Prospectus.

COMPENSATION CHARGE

      During the three months ended March 31, 1998, the Company sold an aggregate of 674,500 shares of common stock for $0.01 per share to management and consultants of the Company. As a result, the Company recorded a non-recurring, non-cash compensation charge of $4.9 million representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of sale.

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

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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


      The computation of pro forma net income per share for the three months and nine months ended September 30, 1997 and 1998 is based on 16,512,611 shares of Common Stock outstanding, which is calculated as follows:


      Shares issued to acquire the Founding Companies ..........    7,493,394
      Shares sold to public pursuant to the IPO ................    5,750,000
      Shares held by Notre Capital Ventures, II, L.L.C.,
        management and consultants .............................    3,269,217
                                                                   ----------
           Total ...............................................   16,512,611
                                                                   ==========

      Basic and diluted pro forma net income per share is computed based on the following information:

                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                         --------------------------    --------------------------
                                            1998           1997            1998          1997
                                         -----------    -----------    -----------    -----------
                                          (in thousands except share and per share information)
NET INCOME ..........................    $     1,801    $     1,838    $     6,159    $     5,436
      Interest on convertible debt ..              9           --                9           --
                                         -----------    -----------    -----------    -----------
          Adjusted net income .......    $     1,810    $     1,838    $     6,168    $     5,436
                                         ===========    ===========    ===========    ===========
BASIC
      Basic weighted average shares .     16,512,611     16,512,611     16,512,611     16,512,611

DILUTED
      Basic weighted average shares .     16,512,611     16,512,611     16,512,611     16,512,611
      Dilutive securities
          Options ...................        151,431           --           55,522           --
          Warrants ..................        201,142        210,539        210,539        210,539
          Convertible debt ..........         62,915           --           21,202           --

      Diluted weighted average Shares     16,928,099     16,723,150     16,799,874     16,723,150

NET INCOME PER SHARE
      Basic .........................    $      0.11    $      0.11    $      0.37    $      0.33
      Diluted .......................    $      0.11    $      0.11    $      0.37    $      0.32

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Basic and diluted historical net income (loss) per share is computed based on the following information:

                                                 THREE MONTHS     NINE MONTHS
                                                    ENDED             ENDED
                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                    1998              1998
                                                 -----------      -----------
NET INCOME (LOSS) ...........................    $     1,801      $    (3,025)
      Interest on convertible debt ..........              9                9
                                                 -----------      -----------
          Adjusted net income ...............    $     1,810      $    (3,016)
                                                 ===========      ===========
BASIC
      Basic weighted average shares .........     16,512,611        7,944,431

DILUTED
      Basic weighted average shares .........     16,512,611        7,944,431
      Dilutive securities
          Options ...........................        151,431             --
          Warrants ..........................        201,142             --
          Convertible debt ..................         62,915             --

      Diluted weighted average shares .......     16,928,099        7,944,431

NET INCOME (LOSS) PER SHARE
      Basic .................................    $      0.11      $     (0.38)
      Diluted ...............................    $      0.11      $     (0.38)

3.     LONG-TERM DEBT

      On June 24, 1998 the Company entered into a three-year revolving credit facility which provides for a line of credit up to $75 million (the "Credit Facility") with the First National Bank of Chicago, as agent. The Credit Facility matures on June 24, 2001, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee of up to 1/4% is payable on any unused portion of the Credit Facility. At September 30, 1998, $44.3 million was available to the Company under the Credit Facility. The Credit Facility is to be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions,
(v) the maintenance of a specified level of consolidated net worth and (vi) a restriction that total debt may not exceed a specified multiple of the Company's earnings before interest, taxes and depreciation. In addition, the Credit Facility includes restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined). The outstanding balance on the Credit Facility as of September 30, 1998 was $30.7 million.

      On September 15, 1998, the Company issued $4.2 million in convertible subordinated notes (the "Notes") to former owners of Parts Pacific as partial consideration of the acquisition purchase price. The Notes bear interest, payable quarterly at an interest rate of 5.0% and are convertible by the holder into shares of the Company's Common Stock at $10.80 per share at any time after the first anniversary date. The terms of the

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Notes require principal payments of $1.0 million on the first anniversary date in 1999, $1.0 million on the second anniversary date in 2000, and $2.2 million on the third anniversary date in 2001.

4. CAPITAL STOCK

      On June 24, 1998, the Company sold 5,000,000 shares of Common Stock to the public at $8.00 per share (the "Offering"). The net proceeds to the Company from the Offering (after deducting underwriting commissions and Offering costs) were $35.7 million. Of this amount, $15.7 million was used to pay the cash portion of the purchase prices to the Founding Companies.

      In connection with the Offering, the Company granted its underwriters an option to sell an additional 750,000 shares at $8.00 per share. On June 30, 1998, the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $5.6 million after deducting underwriting commissions.

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


6. ACQUISITION

       On September 15, 1998, the Company completed the acquisition of Parts Pacific, headquartered in the Los Angeles, California area, which has annualized revenues of approximately $8 million. This acquisition was accounted for as a purchase. The accompanying balance sheet as of September 30, 1998 includes a preliminary allocation of the purchase price and is subject to final adjustments. The preliminary allocation resulted in $6.5 million of goodwill that is being amortized over 40 years. The pro forma effect of this acquisition on the Company's results of operations for the year ended December 31, 1997 and the nine months ended September 30, 1998 is not material.


7. SUBSEQUENT EVENTS

       Subsequent to September 30, 1998 and through November 6, 1998, the Company completed eight acquisitions for approximately $30 million in cash (including the payoff of acquired debt), 1.2 million shares of common stock and $11 million in subordinated convertible notes. These acquisitions have approximately $79 million of combined annualized revenues. All of these acquisitions will be accounted for as purchase transactions.

                         TRANSPORTATION COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMS SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMS, OR BY DISCUSSIONS OF STRATEGY. READERS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. THESE FACTORS INCLUDE GENERAL ECONOMIC AND INDUSTRY CONDITIONS, CHANGES IN REGULATORY REQUIREMENTS, CHANGING PRICES AND MARKET CONDITIONS, THE EFFECTIVENESS OF MANAGEMENT'S STRATEGIES AND DECISIONS, AND THE "RISK FACTORS" SPECIFIED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED ON JUNE 19, 1998 IN CONNECTION WITH THE COMPANY'S INITIAL PUBLIC OFFERING. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

OVERVIEW AND SIGNIFICANT DEVELOPMENTS

      RESULTS OF OPERATIONS. During the third quarter ended September 30, 1998, the Company had pro forma net income of $1.8 million, or $0.11 per share, compared to $1.8 million, or $0.11 per share, for the third quarter of 1997. Total revenues for the third quarter of 1998 increased to $58.4 million from $52.8 million for the same period last year.

      As discussed in more detail below, the Company completed one acquisition late in the third quarter of 1998, and subsequently completed eight more acquisitions in October and early November 1998. Accordingly, the third quarter of 1998 did not include any meaningful contributions from acquisitions.

      Gross margin as a percentage of sales increased to 29.5% for the third quarter of 1998 from 28.8% in the third quarter of 1997. Selling, general and administrative expenses as a percentage of sales, however, increased to 23.4% in the third quarter of 1998 from 22.3% in the same period of 1997. This increase is primarily due to the cost of the Company's corporate staff and the expenses of being a public company.

      RECENT ACQUISITIONS. Since going public in June 1998, the Company has acquired nine additional companies with combined annualized revenues of approximately $87 million. These acquisitions increase the Company's annualized run rate to approximately $320 million. These companies were acquired for a combination of cash, convertible notes and shares of the Company's common stock.

      The nine acquired companies added 26 locations in six states and three provinces in Canada which will add to the nationwide distribution network of the original nine companies acquired in the Company's initial public offering. TransCom USA now has over 90 locations. In particular, these acquisitions will increase the Company's market share in California where the Company now has eleven locations, and Florida where the Company now has nineteen locations. The acquisitions also will create new platforms for the Company in the Midwest United States and in Canada. Finally, one of the new acquisitions remanufactures diesel engine fuel injectors and other related parts and distributes them across the United States and Canada as well as overseas. This acquisition complements the Company's existing parts distribution and repair business and broadens the Company's product offerings.

      IMPACT OF RECENT EVENTS ON THE COMPANY'S ACQUISITION STRATEGY. The Company went public in June 1998 with a strategy of aggressively pursuing acquisitions to consolidate the heavy duty parts and repair

                         TRANSPORTATION COMPONENTS, INC.

industry. During the same time period when the Company went public, two venture capital companies formed competitors with a similar consolidation business strategy as the Company. These two competitors subsequently acquired a significant number of the acquisition candidates that the Company had been pursuing, and in the process, also raised the prices being paid for acquisitions in the industry to higher levels than the Company had originally anticipated. The Company expects the competition for acquisition candidates to continue from these two competitors.

      The Company's acquisition program also has been negatively impacted by the volatility of the market price of the Company's common stock. The Company's strategy when it went public was to finance future acquisitions by using its common stock for a portion of the consideration. During the period from June 19, 1998 to November 12, 1998, the closing price of the Company's common stock ranged from a high of $11.50 to a low of $3.38. This volatility has made it more difficult for the Company to use its common stock for acquisitions since issuing stock at lower prices would cause acquisitions to be dilutive to the Company's earnings.

      When the Company has been unable to use its Common Stock for acquisitions, the Company has used cash and convertible promissory notes as consideration. The Company's ability to use cash and notes, however, is limited by its ability to generate excess cash flow and borrow under its existing $75 million credit facility. The Company's credit facility contains customary covenants, including a negative covenant that will not permit the Company's total debt to exceed certain a specified multiple of its earnings before interest, taxes and depreciation. After closing the nine acquisitions described above, the cash, notes and assumed debt used for the acquisitions, together with the debt already outstanding, have used up a substantial portion of the available credit under the Company's credit facility. As a result, the Company will not be able to pursue acquisitions as aggressively as it had intended when the Company went public unless the market price of the Company's common stock rises to levels that will make acquisitions accretive to the Company's earnings or the Company can amend or replace its credit facility to permit the Company to make more acquisitions for cash and notes. The Company also may pursue additional financing from other equity and/or debt sources, although there can be no assurances that such additional financing would be available on terms attractive to the Company.

      FUTURE OPERATING STRATEGY. The Company intends to shift its focus in the near term from aggressive acquisition growth to selectively pursuing acquisitions and integrating its existing 18 companies. In the near future, the Company will concentrate on:

      (i) INCREASING PURCHASING SYNERGIES. The Company expects to realize significant cost savings from parts purchasing. The Company is in the process of implementing product line commonality among its 18 companies that will increase volume to the selected vendors. The increased volume generated from TransCom USA's size and common vendors will provide greater purchasing discounts for the Company. The impact of these purchasing synergies was not material in the third quarter of 1998, but is expected to increase in the fourth quarter of 1998 and throughout 1999.

      (ii) ACHIEVING GEOGRAPHIC OPERATING EFFICIENCIES. The Company believes that its geographic concentrations in California and Florida will enable the Company to achieve operating efficiencies within these geographic areas. These efficiencies include the ability to service existing customers in additional market areas, provide greater product availability and decrease duplicative inventory. The Company also believes that it will have greater opportunities to cross-sell products and services to the customers of its companies within each region. Finally, the Company is contacting national and regional fleet services for opportunities to be a single-source, preferred provider for replacement parts and installation and repair services.

                         TRANSPORTATION COMPONENTS, INC.

      (iii) CENTRALIZING APPROPRIATE ADMINISTRATIVE FUNCTIONS. The Company is working to realize cost savings by consolidating administrative functions such as purchasing, inventory financing, insurance, risk management, employee benefits, and marketing. While the consolidation of inventory financing and insurance has already been substantially implemented, the consolidation of the other areas is in various stages of being implemented.

      (iv) INSTALLING INFORMATION TECHNOLOGY SYSTEMS. The Company is working to install a common information system among the companies to track and manage inventory and to network the accounting systems of all of the companies to provide real time information to Company management. These systems are expected to provide timely, accurate and uniform information to the Company's management which will enable the Company to provide better service to its customers and operate more efficiently.

GENERAL

      On June 24, 1998, TransCom USA consummated its initial public offering (the "Offering") and the mergers (the "Mergers") of the nine original companies (the "Founding Companies"). The unaudited pro forma combined financial statements give effect to the acquisition by TransCom USA of the Founding Companies. TransCom USA and the Founding Companies are hereinafter referred to as the Company.

      The Company engages in the distribution of replacement parts for commercial trucks and trailers and other types of specialized heavy-duty vehicles and equipment. The Company purchases heavy duty parts from component manufacturers, inventories these parts in over 90 facilities across the United States, Canada and Mexico and distributes them to over 18,000 customers.

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

      The Mergers were accounted for using the purchase method of accounting. Accordingly, the excess of the fair value of the Merger consideration paid of $48.3 million over the fair value of the net assets acquired by TransCom USA from the Founding Companies was recorded as "goodwill". The goodwill will be amortized over its estimated useful life of 40 years as a non-cash charge to operating income. The pro forma effect of this amortization expense, which is not deductible for tax purposes, is approximately $1.2 million per year.

RESULTS OF OPERATIONS--COMBINED (PRO FORMA)

      The unaudited pro forma combined statements of operations give effect to the acquisition of the Founding Companies and the Offering as if they had occurred on January 1, 1997.

      To the extent the former owners of the Founding Companies agreed prospectively to reductions in salary, bonuses and benefits, these reductions have been reflected in the pro forma combined statements of operations. On June 24, 1998, the Company entered into a three-year revolving credit facility, which provides for a line of credit of up to $75 million (the "Credit Facility") with the First National Bank of Chicago, as agent. Based on terms of the Credit Facility, a reduction in interest expense has been reflected in the pro forma combined statements of operations. While the Company cannot quantify the other potential cost savings, it is anticipated that a portion of such savings will be offset by the additional overhead costs attributable to the Company's corporate staff and by the costs associated with being a public company. Since these savings cannot be accurately quantified, they have not been included in the pro forma combined financial information of the Company.

                         TRANSPORTATION COMPONENTS, INC.

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

      The following financial information reflects the pro forma financial statements of TransCom USA.

                                    THREE MONTHS ENDED SEPTEMBER 30,                 NINE MONTHS ENDED SEPTEMBER 30,
                              ------------------------------------------      --------------------------------------------
                                1998         %          1997         %          1998          %          1997          %
                              --------     -----      --------     -----      ---------     -----      ---------     -----
                                                              (IN THOUSANDS OF DOLLARS, EXCEPT PERCENTAGES)
Revenues .................    $ 58,423     100.0%     $ 52,819     100.0%     $ 176,851     100.0%     $ 153,389     100.0%
Cost of sales ............      41,189      70.5%       37,631      71.2%       124,873      70.6%       108,531      70.8%
                              --------     -----      --------     -----      ---------     -----      ---------     -----
    Gross profit .........      17,234      29.5%       15,188      28.8%        51,978      29.4%        44,858      29.2%
Selling, general and
  administrative .........      13,674      23.4%       11,756      22.3%        39,999      22.6%        34,554      22.5%
                              --------     -----      --------     -----      ---------     -----      ---------     -----
    Income from operations       3,560       6.1%     $  3,432       6.5%     $  11,979       6.8%     $  10,304       6.7%
Interest expense .........        (651)     (1.1%)        (342)     (0.6%)       (1,287)     (0.7%)       (1,053)     (0.7%)
Other income .............         297       0.5%          146       0.3%           112       0.1%           320       0.2%
                              --------     -----      --------     -----      ---------     -----      ---------     -----
    Income before income
      taxes ..............    $  3,206       5.5%     $  3,236       6.1%     $  10,804       6.1%     $   9,571       6.2%
                              ========     =====      ========     =====      =========     =====      =========     =====

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997 (PRO FORMA)

       REVENUES. Revenues increased $5.6 million, or 10.6%, from $52.8 million for the three months ended September 30, 1997 to $58.4 million for the three months ended September 30, 1998. The increase in revenues was principally attributable to increased parts sales and an increase in sales associated with the equipment assembly business.

       GROSS PROFIT. Gross profit increased $2.0 million, or 13.5%, from $15.2 million for the three months ended September 30, 1997, to $17.2 million for the three months ended September 30, 1998. The increase in gross profit was principally due to the increase in revenues described above. As a percentage of revenues, gross profit increased from 28.8% for the three months ended September 30, 1997 to 29.5% for the three months ended September 30, 1998. This increase in gross profit as a percentage of revenues was primarily due to improved margins on sales in Mexico and purchasing synergies.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1.9 million, or 16.3%, from $11.8 million for the three months ended September 30, 1997 to $13.7 million for the three months ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 22.3% for the three months ended September 30, 1997 to 23.4% for the three months ended September 30, 1998. This increase was primarily attributable to the cost of the Company's corporate staff and the expenses associated with being a public company.

       INTEREST EXPENSE. Interest expense increased $309,000 or 90%, from $342,000 for the three months ended September 30, 1997 to $651,000 for the three months ended September 30, 1998. The increase in interest

                         TRANSPORTATION COMPONENTS, INC.

expense is primarily attributable to increased borrowings resulting from increased inventories and receivables needed to support increased sales levels.

       OTHER INCOME. Other income increased $151,000, or 103%, from $146,000 for the three months ended September 30, 1997 to $297,000 for the three months ended September 30, 1998. The increase in other income is primarily attributable to a $318,000 gain on cancellation of a deferred compensation agreement resulting from the death of the beneficiary, which was partially offset by losses from foreign currency translation adjustments associated with operations in Mexico.


RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (PRO FORMA)

       REVENUES. Revenues increased $23.5 million, or 15.3%, from $153.4 million for the nine months ended September 30, 1997 to $176.9 million for the nine months ended September 30, 1998. The increase in net sales was principally attributable to increased revenues associated with the equipment assembly business, increased sales in Mexico and increased sales to specialty original equipment manufacturers.

       GROSS PROFIT. Gross profit increased $7.1 million, or 15.8%, from $44.9 million for the nine months ended September 30, 1997, to $52.0 million for the nine months ended September 30, 1998. The increase in gross profit was principally due to the increase in revenues described above. As a percentage of revenues, gross profit remained relatively unchanged.

       SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $5.4 million, or 15.6%, from $34.6 million for the nine months ended September 30, 1997 to $40.0 million for the nine months ended September 30, 1998. As a percentage of net sales, selling, general and administrative expenses remained relatively unchanged.

       INTEREST EXPENSE. Interest expense increased $234,000 or 22%, from $1,053,000 for the nine months ended September 30, 1997 to $1,287,000 for the nine months ended September 30, 1998. The increase in interest expense is primarily attributable to increased borrowings resulting from increased inventories and receivables needed to support increased sales levels.

       OTHER INCOME. Other income decreased $209,000, or 65%, from $320,000 for the nine months ended September 30, 1997 to $112,000 for the nine months ended September 30, 1998. The decrease in other income is primarily attributable to losses from foreign currency translation adjustments associated with operations in Mexico.

LIQUIDITY AND CAPITAL RESOURCES - HISTORICAL

      On June 24, 1998 the Company entered into a three-year revolving credit facility which provides for a line of credit up to $75 million (the "Credit Facility") with the First National Bank of Chicago, as agent. The Credit Facility was used in part to fund the acquisition of the Founding Companies, refinance certain indebtedness of the Founding Companies and for general corporate and working capital requirements. The Credit Facility matures on June 24, 2001, bears interest at the bank's prime rate or LIBOR, at the Company's option, plus an applicable margin based on the ratio of funded debt to cash flows (as defined). An annual commitment fee of up to 1/4% is payable on any unused portion of the Credit Facility. At September 30, 1998, $44.3 million was available to the Company under the Credit Facility. The Credit Facility is to be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends,

                         TRANSPORTATION COMPONENTS, INC.

(iv) obtaining the lenders' consent with respect to certain individual acquisitions, (v) the maintenance of a specified level of consolidated net worth, and (vi) a restriction that total debt may not exceed a specified level of the Company's earnings before interest, taxes and depreciation. In addition, the Company's Credit Facility and the Indenture include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined). The outstanding balance on the Credit Facility as of September 30, 1998 was $30.7 million.

      The Company used $1.1 million in net cash from operating activities for the nine months ended September 30, 1998. Net cash used for investing activities was $19.2 million for the nine months ended September 30, 1998 primarily relating to the acquisitions of the Founding Companies and Parts Pacific. The principal use of cash during the nine months ended September 30, 1998 was to fund the cash portion of the acquisition cost for The Founding Companies. Net cash provided by financing activities was $23.7 million for the nine months ended September 30, 1998. For the nine months ended September 30, 1998, the cash provided by financing activities consisted primarily of $35.7 million in proceeds net of offering costs from the sale of the 5,750,000 shares of common stock to the public at $8.00 per share (the Offering) and $30.7 million from borrowings on the Company's line of credit, less $41.9 million in principal payments of debt acquired with the acquisition of The Founding Companies. At September 30, 1998, the Company had cash of $3.4 million, working capital of $62.2 million and total debt of $39.4 million. As of November 6, 1998, the Company had total debt of approximately $84 million, and approximately $11 million available for use under the Credit Facility.

       Subsequent to September 30, 1998, and through November 6, 1998, the Company completed eight acquisitions for approximately $30 million in cash (including the payoff of acquired debt), 1.2 million shares of common stock and $11 million in subordinated convertible notes. These acquisitions have approximately $79 million of combined annualized revenues. All of these acquisitions will be accounted for as purchase transactions.

      The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs. Planned capital expenditures for equipment are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility or other sources of financing.

      The Company intends to pursue acquisition opportunities, but will require additional capital to fund future acquisitions. After closing the nine acquisitions described above, the cash, notes and assumed debt used for the acquisitions, together with the debt already outstanding, have used up a substantial portion of the available credit under the Credit Facility. The Company expects to fund future acquisitions through the issuance of additional common stock, issuance of convertible debt, working capital, cash flow from operations and borrowings, including use of amounts available under the Credit Facility. To the extent the Company funds a portion of the consideration for future acquisitions with cash, it expects it will have to increase the amount of the Credit Facility or obtain other sources of financing including the public or private sale of equity or debt securities. There can be no assurance that the Company can secure such financing if and when needed, or that such financing will be available on terms the Company deems acceptable.

INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000 STRATEGY

      The Company currently operates in a decentralized information systems environment and uses a variety of software and computer systems for operations, accounting and internal management activities. When the Company went public, its goal was to install common information systems among all of its companies for tracking and managing inventory and for accounting. The Company is in the process of evaluating and selecting the new information systems which will be installed at all of the companies and replace the Company's existing operating systems. The total expenditures for the new information systems are estimated

                         TRANSPORTATION COMPONENTS, INC.

at $3.0 million. Funding for these expenditures will come from operating cash flows and borrowings under the Company's Credit Facility as necessary.

      The new information systems that the Company adopts for company-wide use will be certified to be Year 2000 compliant by the software vendors. The Company is in the preliminary stages of evaluating the Year 2000 compliance of any other information systems used by the individual companies that will not be replaced by the new company-wide systems. The Company also is in the process of determining the extent to which the Company's suppliers and customers are Year 2000 compliant and expects to finalize this determination and to develop and implement any necessary plans to address deficiencies. The Company expects to complete these evaluations by the end of the first quarter of 1999 and to develop a plan by that time to remedy any problems. The Company has engaged an outside consulting firm to assist it to address and formulate a Year 2000 plan. This same firm is helping the Company evaluate, select and install the company-wide information system described above. Finally, the Company is in the preliminary stages of developing contingency plans for disruptions caused by Year 2000 issues. This assessment of costs, however, may change as the Company continues its assessments of any Year 2000 issues facing the Company. Costs associated with any necessary plans will be expensed as incurred and are not expected to be significant.

      The Company faces significant risks in implementing its company-wide information systems as well as developing and implementing a Year 2000 strategy. There can be no assurance that the Company will be able to coordinate and integrate the information systems economically or that the Company will not experience delays, disruptions and unanticipated expenses in doing so. There can also be no assurances that the Company will successfully develop and implement a Year 2000 plan. Furthermore, any future acquisitions will further complicate the Company's ability to implement its company-wide information systems and its Year 2000 strategy. Any failure with respect to such implementation could have a material adverse effect on the Company's business, financial condition and results of operations.

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

SEASONALITY

      Weather extremes cause increased parts wear and breakdowns of trucks and trailers; however, extreme weather, particularly during winter months, could inhibit general business activity. These seasonal trends may cause fluctuations in the Company's earnings. Additionally, quarterly results may be materially affected by the timing of acquisitions, variations in the margins of products sold and services performed during any particular quarter, the timing and magnitude of acquisition assimilation projects and regional economic conditions. Accordingly, the Company's operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

                         TRANSPORTATION COMPONENTS, INC.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is not a party to any litigation that management considers to be of a material nature.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a. EXHIBITS:

         27.1 Financial Data Schedule

      b. REPORTS ON FORM 8-K:

         None

                         TRANSPORTATION COMPONENTS, INC.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.


                                  TRANSPORTATION COMPONENTS, INC.

                                  By:/s/MAC MCCONNELL
                                        Mac McConnell, Senior Vice President
Date:  November 13, 1998                and Chief Financial Officer