Form 10-K405
period 1998-12-31
TRANSPORTATION COMPONENTS INC
filed 1999-04-01
CIK 1059706

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        --------------------------------


[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO _________

                         COMMISSION FILE NUMBER: 1-14181

                         TRANSPORTATION COMPONENTS, INC.
             (Exact name of registrant as specified in its charter)


               DELAWARE                         76-0562800
     (State or other jurisdiction            (I.R.S. Employer
   of incorporation or organization)         Identification No.)


                            THREE RIVERWAY, SUITE 200
                              HOUSTON, TEXAS 77056
               (Address of Principal Executive offices) (Zip Code)

       Registrant's telephone number, including area code: (713) 332-2500

                        --------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                    ON WHICH REGISTERED
         ---------------------------             --------------------------
  Common Stock, par value $.01 per share           New York Stock Exchange


        Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 22, 1999, there were outstanding 17,727,815 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $17.25 million.

                         TRANSPORTATION COMPONENTS, INC.

                                TABLE OF CONTENTS



                                                                        PAGE
                                     PART I

Item 1.     Business...................................................   1

Item 2.     Properties.................................................  11

Item 3.     Legal Proceedings..........................................  13

Item 4.     Submission of Matters to a Vote of Security Holders........  13

                                     PART II

Item 5.     Market for the Registrant's Common Stock and Related
              Stockholder Matters......................................  14

Item 6.     Selected Financial Data....................................  15

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  16

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.  23

Item 8.     Financial Statements and Supplementary Data................  24

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure......................  46

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.........  46

Item 11.    Executive Compensation.....................................  46

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management...............................................  46

Item 13.    Certain Relationships and Related Transactions.............  46

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..............................................  47

                  DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS SOME "FORWARD-LOOKING STATEMENTS" WHICH GIVE THE COMPANY'S CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES, INCLUDING ITEM 1. "BUSINESS,"
ITEM 3. "LEGAL PROCEEDINGS" AND ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS," OR "ANTICIPATES" AND OTHER SIMILAR WORDS IN ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. FROM TIME TO TIME, THE COMPANY ALSO MAY PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS IT RELEASES TO THE PUBLIC.

      SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. IN PARTICULAR, THE COMPANY HAS IDENTIFIED SPECIFIC RISKS AND UNCERTAINTIES RELEVANT TO THE COMPANY'S BUSINESS UNDER "ITEM 1. BUSINESS - RISK FACTORS" ON PAGE 9 OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of Registrant's definitive proxy statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the close of the Registrant's fiscal year, are incorporated by reference under Part III.

                                   PART I

ITEM 1.  BUSINESS

      Transportation Components, Inc., also known as TransCom USA (the "Company" or "TransCom"), is a distributor throughout North America of replacement parts and supplies for commercial trucks, trailers and other heavy duty vehicles and equipment. To complement its parts distribution business, the Company also provides customers with value-added services, such as parts installation and repair, fleet maintenance management, machine shop services and remanufacturing of brake shoes, fuel injectors and turbo chargers. The Company distributes a broad selection of parts for braking systems and suspension and steering systems, as well as axles, wheels and rims, trailer parts, drive train components, hydraulic components and engine parts. These parts are used for regular preventative maintenance, such as replacement of worn brake shoes, belts, hoses and filters, and for "as-needed" repairs of damaged or out-of-warranty vehicle parts.

      The Company purchases heavy duty parts from component manufacturers, inventories these parts in 95 facilities across the United States, Mexico and Canada and distributes them to over 18,000 customers. The Company also exports heavy duty parts to customers located in countries in South and Central America, Southeast Asia and the Pacific Rim. The Company's customers include private vehicle fleets operated by businesses which perform their own maintenance and repairs, independent repair shops, resellers, municipal and other government entities, specialty original equipment manufacturers ("OEMs") and other end users.

      On June 24, 1998, TransCom completed its initial public offering and simultaneously acquired nine separate companies (the "Founding Partner Companies") engaged in the heavy duty parts distribution and repair industry. The Founding Partner Companies had 68 operating facilities located across the United States and Mexico, and pro forma combined revenues in 1997 of approximately $208 million. The Company subsequently acquired nine more companies (the "Purchased Companies") in the third and fourth quarters of 1998 that added 27 additional locations in the United States and Canada. The Purchased Companies added combined annualized revenues of approximately $87 million.

INDUSTRY OVERVIEW

      The heavy duty parts and repair industry consists of: (i) component manufacturers, (ii) OEMs and OEM-authorized dealerships, (iii) independent distributors and (iv) repair shops and other end users. The Company believes that this industry includes approximately 14,100 participants in the United States, consisting of 11,500 independent parts distributors and repair shops and 2,600 OEM-authorized dealerships. Based on the number of independent distributors and repair shops and the acquisition activity in the industry, the Company believes that the heavy duty parts and repair industry is highly fragmented and in the early stages of consolidation.

      To service their customers, independent distributors such as TransCom typically carry a large volume of inventory, including parts from many different component manufacturers, to service a wide variety of vehicles and equipment. With the size and depth of the inventory maintained, independent distributors strive to deliver parts to customers on the same day on a more cost-effective basis then OEM-authorized dealerships. In contrast, OEM-authorized dealerships typically inventory parts for use primarily in vehicles assembled by their respective OEMs.

      The heavy duty parts and repair industry currently is experiencing the same trends that have influenced other distribution industries such as integrated single-source suppliers, strategic alliances, supply chain management and enhanced management information systems. These trends have led to shorter delivery cycles, increased use of electronic data interchange ("EDI"), "partnering" relationships with customers, expansion of product offerings, vendor-managed inventory, the growth of regional and national accounts and other types of value-added services to meet customer demand for more services from their suppliers.

COMPETITIVE STRENGTHS

      The Company believes that the following factors give it a competitive advantage in the heavy duty parts and repair business:

     o SIZE AND CRITICAL MASS - which provide the Company with purchasing and other economies of scale, and greater leverage with component parts manufacturers.

     o GEOGRAPHICALLY DIVERSE OPERATIONS - which enable the Company to effectively service large customers across regional and national markets.

     o STRONG CUSTOMER RELATIONSHIPS - which provide the Company with repeat business and the opportunity to cross-sell the Company's services and products.

     o EXPERIENCED MANAGEMENT - which, together with their affiliates, hold in excess of 50% of the Company's outstanding common stock and includes executive management with extensive parts distribution experience, as well as local management which have many years of experience in the heavy duty parts and repair industry and established reputations in their local markets.

     o EXPERIENCED SALES STAFF - which enables the Company to provide superior service to customers, since salespeople in the heavy duty industry must possess significant knowledge of the various vehicle and parts manufacturers and the specifications of a broad range of vehicle parts. Unlike automobiles that are manufactured to standard models, virtually all trucks are manufactured to individual specifications that greatly complicate a sales person's job. Accordingly, a sales person must be familiar with the various brands and specifications for truck parts to determine properly a customer's parts needs. This knowledge and expertise is generally gained through on-the-job training.

     o RESOURCES TO IMPLEMENT ADVANCED INFORMATION SYSTEMS COMPANY-WIDE - which, when implemented, will enable the Company to greatly improve its distribution efficiencies and its ability to purchase and manage its inventory on a real-time basis throughout the Company's locations.

STRATEGY

      SELECTIVE ACQUISITION STRATEGY. The Company's initial strategy was to aggressively pursue acquisitions to consolidate the heavy duty parts and repair industry. The Company believes that the heavy duty parts and repair industry is highly fragmented and provides an excellent opportunity to consolidate through acquisitions. In pursuit of this strategy, the Company acquired the Purchased Companies in the third and fourth quarters of 1998. This strategy was based on issuing the Company's common stock for all or a substantial portion of the consideration for new acquisitions. However, at the depressed market prices of the Company's common stock during the first quarter of 1999, the Company is not willing to use its common stock for acquisitions since it would be dilutive to the Company's existing stockholders. Accordingly, the Company does not plan to grow through acquisitions in the near term unless the market price of the Company's common stock rises to levels that will make acquisitions accretive to the Company's earnings, or the Company can generate excess cash flow. The Company also may pursue additional debt or equity financing to finance future acquisitions, although there can be no assurances that additional financing would be available on terms attractive to the Company.

      OPERATING STRATEGY. The Company has shifted its focus in the near term from aggressive acquisition growth to integrating its existing 18 companies. The key elements of the Company's operating strategy include:

     o INCREASING PURCHASING SYNERGIES. The Company expects to realize significant cost savings through purchasing economies of scale. The Company is in the process of implementing product line commonality among its 18 companies that will increase volume to selected vendors. The increased volume generated from TransCom's size and common vendors will provide greater purchasing discounts for the Company. The purchasing synergies began to be material in the fourth quarter of 1998, and are expected to increase in significance throughout 1999.

     o ACHIEVING GEOGRAPHIC AND COMPANY-WIDE OPERATING EFFICIENCIES. The Company believes that its geographic concentrations in California and Florida will enable the Company to achieve operating efficiencies within these geographic areas. The Company now has eleven locations in California and nineteen locations in Florida. These efficiencies include:

            o The ability to provide greater product availability and decrease duplicative inventory within a region. The Company also believes it will be able to develop distribution efficiencies within a geographical region, including more cost-effective delivery of products from component manufacturers to company locations.

            o The opportunity to cross-sell products and services to the customers of its companies within each region. The Company believes it will be able to cross-sell the products and services it offers to its customers by leveraging the specialized and diverse product, service and marketing expertise of the individual companies.

            o The opportunity to be a single-source, preferred provider for replacement parts and installation and repair services for national and regional fleet services. Based on the national vehicle fleet service provided by one of the Founding Companies, the Company believes that demand exists from larger vehicle fleets to utilize the services of independent distributors capable of providing comprehensive services on a regional or national basis. Many of the TransCom companies already provide local or regional services to companies with nationwide locations.

            o The opportunity to identify those "best practices" that can be successfully implemented throughout TransCom's operations.

     o INSTALLING COMPANY-WIDE INFORMATION TECHNOLOGY SYSTEMS. The Company is planning to install common operating and financial systems among the companies over the next eighteen months. As described in more detail below under "Information Technology Systems," these systems will include:

            o an operating system for inventory management from Karmak, Inc. which is specially designed for the heavy duty parts industry and is already in use at 33 of the Company's locations;

            o a financial system from ROSS Systems, Inc. which will provide a common financial reporting system throughout the companies; and

            o an Oracle data warehouse which will analyze sales and customer information from all of the companies.

         These systems are expected to provide timely, accurate and uniform information to the Company's management which will enable the Company to provide better service to its customers and operate more efficiently with a lower cost structure. While management estimates that will take approximately eighteen months to fully implement these systems throughout the Company, the Company expects to begin realizing some benefits from these systems in the second half of 1999.

     o CENTRALIZING APPROPRIATE ADMINISTRATIVE FUNCTIONS. The Company is working to realize cost savings by consolidating administrative functions such as purchasing, financing, insurance, risk management, employee benefits, marketing, accounts receivable and accounts payable. While the consolidation of financing and insurance has already been substantially implemented, the consolidation of the other areas is in various stages of being implemented.

     o OPERATING ON A DECENTRALIZED BASIS. The Company presently manages its 18 companies on a decentralized basis, with local management retaining primary responsibility for day-to-day operations, profitability and growth of the business. The Company believes that, while maintaining strong operating and financial controls, a decentralized structure helps to retain the entrepreneurial spirit in the companies and allows the Company to capitalize on the considerable local market knowledge, goodwill, name recognition and customer relationships possessed by each of the companies.

OPERATIONS AND SERVICES

      PARTS DISTRIBUTION BUSINESS. The Company engages in the distribution of replacement parts for commercial trucks and trailers and other types of specialized heavy duty vehicles and equipment. The Company purchases heavy duty parts from component manufacturers, inventories these parts in 95 facilities across the United States, Mexico and Canada and distributes them to over 18,000 customers. The Company also exports parts and supplies to customers located in Australia and New Zealand and countries in South and Central America and Southeast Asia.

      The Company maintains a large volume and wide selection of inventory, which increases customers' access to the parts they need on a timely basis. As a result of its broad product selection, the Company believes that it has established a reputation with its customers as being more likely than its competitors to have in stock the parts requested by the customer. To complement its parts distribution business, the Company also provides customers with value-added services, such as parts installation and repair, fleet maintenance management, training, machine shop services and remanufacturing. The Company's services allow customers to reduce expenses by reducing parts and labor costs for repairs, decreasing the capital required for parts inventory and minimizing the lost productivity caused by vehicle breakdowns.

      COMPREHENSIVE PARTS PRODUCT LINE. The Company's broad product line includes parts for braking systems and suspension and steering systems, as well as axles, wheels and rims, trailer parts, drive train components, hydraulic components and engine parts. The parts range from frequently replaced "wear items" such as brake shoes, brake pads and filters, to transmissions that have relatively lengthy useful lives. The parts are installed in vehicles such as tractor-trailers, construction vehicles, waste disposal trucks, buses, light duty trucks and other types of specialized vehicles and equipment. The Company also provides parts for various types of off-road vehicles and equipment that support the oil field service, construction, mining, timber and agriculture industries as well as the U.S. military and commercial airlines. In addition, the Company sells parts for use in various industrial applications that use brakes, clutches, cables and other components similar to those utilized in vehicles. The Company provides customers with replacement parts not covered by the OEM warranty, either because the warranty period has expired or the part was a common wear item never covered by a warranty. The warranties provided for new equipment sold by an OEM generally are "pass through" warranties from the original component manufacturer for each major component. The length of the warranty on covered components varies based on the reasonable expected useful life of the component.

      CUSTOMERS. The Company's customers include regional and national private fleets operated by businesses such as Browning-Ferris Industries, Inc. and Waste Management, Inc., and common carrier and rental fleets, including United Parcel Service of America, Inc., Roadway Package System, Inc. and U-Haul International, Inc. The Company also distributes parts to independent repair shops, resellers, municipal and other government entities, specialty OEMs and other end users. The Company's typical customer is a regional fleet operator that operates from 10 to 100 trucks. The vehicles of a typical customer will experience frequent stop-and-go travel that subjects vehicle parts to heavier wear and leads to more frequent repair and replacement. The Company has a diverse customer base of more than 18,000 customers, with no single customer accounting for more than 5% of the Company's pro forma revenues in 1998.

      DELIVERY OF PARTS TO CUSTOMERS. Most of TransCom's companies have a fleet of vehicles to deliver parts directly to customers. For typical customers, the Company will make one or more daily scheduled stops for delivery of ordered parts and pick-up of worn parts for repair. If a customer makes infrequent purchases, a requested stop will be added to the regular routes of the Company's vehicles. If a customer requests expedited service, the Company will provide special delivery services.

      VALUE-ADDED SERVICES. To complement their parts distribution business, several of TransCom's companies provide commercial vehicle parts installation and repair services. These companies employ mechanics and technicians who can diagnose and make needed repairs using parts inventoried by the Company. As part of its value-added services, the Company offers machine shop services to repair and rebuild parts for customers. In some cases, the Company can advise the customer when particular vehicles need scheduled maintenance.

      Several of TransCom's companies have the capability to remanufacture damaged or worn parts for sale to customers. When finished, the remanufactured part meets either the original specifications or specifications acceptable to the customer and is resold at a discount to new parts with a warranty specified by the Company. The Company remanufactures brake shoes, turbochargers, drive axles, transmissions and steering gears.

      The Company provides the following value-added distribution services:

            o The Company acts as a distributor for component manufacturers interested in outsourcing the distribution of a low-volume or discontinued item. In exchange for purchasing the annual production (in the case of low-volume components) or last-call production (in the case of discontinued components), the Company obtains a significant purchase discount;

            o The Company offers fleet maintenance management services in which it develops a customized database to record all the component parts used on the individual vehicles in a customer's fleet to enable the Company to provide a replacement part on a timely basis;

            o The Company supplies specialty OEMs with assemblies of component parts on a just-in-time basis; and

            o The Company acts as a just-in-time inventory supplier for one of its national fleet customers by warehousing frequently needed parts, such as brake repair kits and shipping these parts upon request to the fleet's various maintenance centers.

      COMPLEMENTARY SERVICES AND PRODUCTS. In addition to their distribution businesses, some of TransCom's companies are involved in niche businesses, including the ones described below:

            o Perfection Equipment Company, Inc., located in Oklahoma City, Oklahoma, contracts with customers to assemble specialty truck beds and trailers for vehicles such as oil field service trucks. Perfection begins with a truck cab and chassis or a trailer chassis built by an OEM. Pursuant to the customer's specifications, Perfection obtains specialized equipment from various manufacturers and assembles it onto the truck bed or trailer. After assembly and delivery of the new specialty trucks and trailers, Perfection continues to provide replacement parts and service to these customers.

            o Cook Brothers, headquartered in Binghamton, New York, has Mack truck dealerships through which Cook Brothers offers new and used Mack trucks for sale and provides service and parts.

            o Hoosier Trailer & Truck Equipment located in Fort Wayne, Indiana, sells new and used truck trailers and bodies, performs truck body fabrication work, and installs truck beds.

            o DSS/Pro Diesel, headquartered in Nashville, Tennessee, remanufactures diesel engine fuel injectors and other related parts and distributes them across the United States and Canada as well as overseas. This company complements the Company's existing parts distribution business and broadens the Company's product offerings.

            o Charles W. Carter distributes auto parts as part of its Hawaii operations.

INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000 STRATEGY

      IMPLEMENTATION OF NEW INFORMATION TECHNOLOGY SYSTEMS. Each of the TransCom companies currently has separate information technology systems which use a variety of software and computer systems for operations and accounting. Over the next 18 months, however, TransCom plans to install common information technology systems among all of its companies to track and manage inventory and provide financial reporting. The information systems to be installed will include the following:

            o An advanced management information system from Karmak, Inc. which has been specifically designed for the heavy duty parts industry. This operating system is presently used at 33 of the Company's branch locations and will be used to purchase, monitor and allocate inventory on a real-time basis throughout the Company's branch locations.

            o A financial reporting system from ROSS Systems, Inc. which will centralize the financial reporting of all of the TransCom Companies, and provide more timely and more detailed financial information to management.

            o An interface to be developed between the Karmak management information system and the ROSS financial system which will greatly enhance the utility of both systems and provide an integrated system for management's use.

            o A common wide area network that will connect all of the Company's branch locations.

            o An Oracle data warehouse which will collect valuable sales/margin and customer information from all of the Company's operations.

      These systems will be implemented as quickly as possible, but are not expected to be fully operational at all of the Company's locations until the second half of 2000. Management expects to start realizing some of the benefits from these systems in the second half of 1999. The total expenditures for the new information systems are estimated at $4.0 million. Funding for these expenditures will come from operating cash flows and borrowings under the Company's credit facility as necessary.

      EXPECTED BENEFITS OF NEW INFORMATION TECHNOLOGY SYSTEMS. Once implemented, the new information technology systems are expected to provide the following benefits to the Company:

            o An integrated system which will automate the sales, purchasing, inventory management, accounts receivable and payable, and financial reporting processes of the Company.

            o The capability for Electronic Data Interchange with vendors and customers which will further reduce costs for both the vendors and TransCom.

            o Help the Company increase service capabilities to customers, manage inventory more efficiently and reduce administrative costs.

            o Provide the Company with the necessary technology infrastructure to fully integrate its operations and position the Company for future growth.

      YEAR 2000 STRATEGY. Both the Karmak management information system and the ROSS financial system have been certified by the Vendors as being Year 2000 compliant. The Company has evaluated its existing operating and financial systems for Year 2000 compliance and has found that most of its branch locations will need to take some actions to be Year 2000 compliant. For a number of the locations, the Company will need to implement the new systems to make such locations Year 2000 compliant. Accordingly, the implementation schedule for the new systems will be partially based on the need to bring certain locations into Year 2000 compliance. The Company believes that all of its locations will be Year 2000 compliant by the end of 1999.

      The Company is in the preliminary stages of assessing the Year 2000 compliance of its non-information technology systems, such as telephone systems, and the extent to which the Company's suppliers are Year 2000 compliant. The Company does not believe that the Year 2000 compliance of its customers will have any material effect on the Company. The Company expects to complete this assessment by the end of the second quarter of 1999 and then develop and implement any necessary plans to address deficiencies. Finally, the Company is in the preliminary stages of developing a contingency plan for disruptions caused by Year 2000 issues, and plans to finish such plan by the end of the third quarter of 1999.

      Since the Company is substantially replacing its information technology systems, the Company does not believe that it can segregate the portion of its overall $4.0 million technology systems budget that is directly attributable to Year 2000 compliance measures. This assessment of costs, however, may change as the Company continues its assessment of the Year 2000 issues facing the Company.

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

SUPPLIERS

      The Company purchases heavy duty parts directly from over 300 component manufacturers, but is not materially dependent on any one of its suppliers. Prior to the creation of TransCom, most of the TransCom companies were members of one of the major industry marketing groups which obtained volume discounts from component manufacturers. At the end of 1998, the Company withdrew from these marketing groups. Instead, the Company is working directly with the various component manufacturers to obtain discounts and rebates that reflect the greatly increased purchasing power of TransCom. In virtually all cases, the Company has obtained volume discounts from the component manufacturers at least equal to those available to marketing groups.

      The Company is working to install line commonality for specific parts among all of its companies. Historically, the various TransCom companies have carried different and competing brands for most parts which has diffused the Company's purchasing power. The Company is presently negotiating with specific manufacturers to obtain better pricing in exchange for the Company's commitment to purchase all or most of its needs for specific parts from a specific manufacturer. This change to line commonality will increase the Company's purchasing power and is expected to be a significant step in the Company's efforts to decrease its purchasing costs.

      Once the new information technology systems have been installed, the Company will be able to centralize its purchasing and vendor payments which is expected to bring further cost efficiencies. In addition, the Karmak system will allow the Company to better manage its inventory levels among its branch locations.

COMPETITION

      The heavy duty parts and repair industry is highly-fragmented and competitive. The principal competitive factors are availability and quality of parts, services and price. The Company competes with other independent distributors on a regional and local basis, OEMs and OEM-authorized dealerships (such as Navistar, Freightliner, Mack, Peterbilt, Kenworth and Volvo), independent repair shops and component manufacturers who sell to large fleet owners.

      The Company believes that the heavy duty parts and repair industry is in the early stages of consolidation. The Company has faced stiff competition for acquisition candidates from other companies that are pursuing a similar consolidation strategy. During 1998, venture capital groups formed two new companies which have also acquired companies in the industry. These two competitors have primarily offered cash as consideration and have acquired a number of acquisition candidates that the Company had been pursuing. In addition to these two new competitors, in the second quarter of 1998, Autozone, Inc. acquired TruckPro, an independent distributor of heavy duty parts based in Arkansas, and may continue to enter other markets through acquisitions or opening new branch locations. Finally, in the fourth quarter of 1998, Genuine Parts Company, which operates the National Auto Parts Association ("NAPA"), acquired UAP, Inc. a Canadian company whose businesses include a significant heavy duty parts operation. Genuine Parts Company may continue to enter other markets through acquisitions or opening new branch locations.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

      The Company's operations are subject to a number of federal, state and local regulations relating to the protection of the environment and to workplace health and safety. In particular, the Company's operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air emissions, water discharges, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials the Company uses in its operations include various fuels, solvents, cleaners, lubricants, and comparable materials commonly used in the operation and servicing of vehicles and/or the remanufacturing of vehicle parts. Improper disposal, spills or releases of such materials could result in substantial liabilities to the Company including the cost of environmental remediation. The Company's management believes that the Company is in substantial compliance with all such laws and does not currently anticipate that the Company will be required to expend any substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements.

EMPLOYEES

      As of December 31, 1998, the Company employed approximately 1,700 persons. Of these persons, approximately 290 were in administration, 485 were in sales and 925 were in service and warehousing. The Company believes the expertise of its sales force is a competitive advantage. Unlike automobiles that are manufactured to standard models, heavy duty trucks are manufactured to individual specifications. A salesperson must be familiar with the various brands and specifications for truck parts to determine properly a customer's parts needs. This knowledge and expertise is generally gained through on-the-job training.

      In the United States., approximately 69 associates at two sites are members of labor unions. In Mexico, approximately 62 associates at seven sites are members of a labor union. The Company's relationship with these unions generally has been satisfactory.

                                RISK FACTORS

      LIMITED COMBINED OPERATING HISTORY; ABILITY TO INTEGRATE Operations. TransCom's individual companies formerly operated as separate entities and have continued to operate in that manner with a large degree of operating autonomy. To manage the combined enterprise on a profitable basis, the Company must institute certain necessary common systems and procedures. The Company intends to integrate the computer, accounting and financial reporting systems, and certain of the operational, administrative, banking and insurance procedures of our companies. However, the Company cannot be certain that it will successfully institute these common systems and procedures. In addition, the Company cannot be certain that its management group will be able to successfully manage the companies as a combined entity and effectively implement the Company's operating or growth strategies.

      RISKS RELATED TO OPERATING AND INTERNAL GROWTH STRATEGIES. A key element of the Company's strategy is to increase the profitability and revenues of the Company's existing companies and any future acquired businesses. Another key component of the Company's strategy is to operate the companies on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and the internal growth of the individual business. If the Company does not implement proper overall business controls, this decentralized operating strategy could result in inconsistent operating and financial practices at the companies, and the Company's overall profitability could be adversely affected. The Company's ability to generate internal growth will be affected by, among other factors, the Company's ability to:

     o    increase sales to existing customers;

     o    attract new customers;

     o    hire and retain associates;

     o    open additional facilities;

     o    reduce operating and overhead expenses; and

     o    respond to competition from other distributors.


Many of these factors may be beyond the Company's control, and the Company cannot be certain that its strategies will be successful or that the Company will be able to generate cash flow sufficient to fund its operations and to support internal growth.

      RISKS FOR IMPLEMENTATION OF INFORMATION TECHNOLOGY SYSTEMS. The Company is in the process of implementing common operating and financial systems in all of the companies. This process will take approximately eighteen months to complete. The Company may not be able to implement these systems economically, and the Company may experience delays, disruptions and unanticipated expenses during the implementation process. Until these information technology systems have been fully implemented, the Company will not be able to achieve the full anticipated operating efficiencies and competitive advantages that these systems are expected to provide. Until these systems have been installed at the Company's various locations, the Company will have to rely on the existing separate systems currently being used at such locations.

      RISKS OF YEAR 2000 COMPLIANCE. The Company has implemented a Year 2000 compliance program to ensure that its computer software programs and operating systems are Year 2000 compliant. For a substantial number of its locations, the Company will need to install the new operating and financial systems discussed above to make such locations Year 2000 compliant. While the implementation schedule is partially based on the need to make those locations Year 2000 compliant, there can be no assurances that the Company will be able to bring all of its locations into Year 2000 compliance prior to the end of 1999. If the Company cannot timely remedy its Year 2000 problems or if third parties with whom the Company does business do not do so, such failures could cause business interruptions or shutdown, financial loss, reputational loss and/or legal liability. The Company cannot provide any assurances that its Year 2000 compliance program will be effective or that its estimates about the timing and cost of completing its program will be accurate. The Company also cannot provide any assurances that unexpected Year 2000 compliance problems of vendors, customers and service providers will not adversely affect its business.

      RISKS RELATED TO ACQUISITION STRATEGY. One of the Company's original growth strategies was to increase its revenues and the markets it serves through the acquisition of additional parts distribution companies. The Company has faced strong competition for acquisition candidates, which has limited the number of acquisition opportunities and resulted in higher acquisition prices for its recent acquisitions. The Company expects to face continuing competition for acquisition candidates, and our competitors may have greater financial resources and might be willing to pay higher prices than the Company is willing to pay for the same acquisition opportunities. In addition, as discussed below under Acquisition Financing Risks, the Company's ability to grow through acquisitions will be limited by its ability to finance future acquisitions.

      The Company also cannot be sure that the Company can integrate successfully any acquired businesses with its other operations without substantial costs, delays or other operational or financial problems. Further, acquisitions involve a number of special risks which could materially and adversely affect TransCom's business, financial condition and results of operations. These special risks include:

     o failure of the acquired businesses to achieve the results expected by the Company and therefore to justify the Company's investment;

     o diversion of TransCom's management's attention from operational matters;

     o the Company's inability to retain key personnel of the acquired businesses; and

     o    risks associated with unanticipated events or liabilities.

      ACQUISITION FINANCING RISKS. The Company had intended to use its common stock for a substantial portion of the consideration for future acquisitions. The Company's common stock, however, has not maintained a sufficient market value so that the Company is willing to use it for acquisitions since issuances at current levels would be dilutive to the Company's existing stockholders. Accordingly, the Company was required to utilize more of its cash resources and subordinated debt for the nine acquisitions it completed in the third and fourth quarters of 1998. The Company's ability to use cash and additional debt to finance acquisitions, however, is limited by certain financial covenants in its credit facility that prohibit the Company from increasing its total debt in excess of specified levels of historical cash flow. In addition, using cash and subordinated debt for acquisitions limits the Company's financial flexibility and will require the Company to seek additional capital through future debt or equity financings. When the Company seeks additional debt or equity financing, the Company cannot be certain that additional debt or equity will be available to the Company at all or on terms acceptable to the Company. Accordingly, the Company's ability to grow through acquisitions will be limited unless (i) the market price of its common stock rises to levels that will make acquisitions accretive to its earnings, (ii) the Company can generate excess cash flow, or
(iii) the Company can secure additional debt or equity financing on acceptable terms.

      RISKS OF IMPROVED PARTS QUALITY IN THE COMPONENT MANUFACTURING INDUSTRY. The quality and useful lives of parts manufactured for heavy duty vehicles and equipment is improving. Over time, this trend results in less frequent parts replacement which reduces the demand for the Company's products and services. Moreover, the improved quality of original parts is expected to allow component manufacturers, OEMs and OEM-authorized dealerships to provide customers with extended vehicle and parts warranties. If warranty coverage of parts is extended, vehicle owners would likely return to the OEM-authorized dealership from which they purchased the vehicle for longer periods of time to have warranty repair service performed or parts replaced. In addition, improved quality of replacement parts may extend the replacement cycles of heavy duty parts. If parts replacement cycles increase, the Company could experience a decrease in the frequency with which customers require replacement parts and repair service.

      COMPETITION RISKS. The parts and heavy duty repair industry is highly-fragmented and very competitive. The principal competitive factors are availability and quality of parts, services and price. The Company competes with a large number of independent distributors on a regional and local basis, some of which may have greater financial resources than the Company, and several of which are public companies. The Company also faces increased competition from OEMs and OEM-authorized dealerships who offer many of the same parts to owners of vehicles and fleets, particularly during the warranty period. The Company's existing and new competitors may have lower overhead cost structures and may be able to provide their parts and services at lower rates than the Company. Consequently, the Company may encounter significant competition in its efforts to achieve both the Company's internal growth objectives as well as the Company's operating strategy to increase its profitability.

      DEPENDENCE ON KEY PERSONNEL. The Company's operations depend on the continued efforts of its executive officers and on the senior and key management personnel at the companies. The Company cannot guarantee that any key member of management at the general office or subsidiary level will continue in such capacity for any particular period of time. The loss of key personnel or the inability to hire and retain qualified associates could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not maintain key man life insurance.

      ECONOMIC FACTORS. Many of the Company's products are sold to customers in industries that experience fluctuations in demand based on economic conditions, energy prices, consumer demand and other factors. For example, one of the Founding Companies, Perfection Equipment Company, Inc. assembles specialty truck equipment for companies in the oil field service industry, and is expected to face a significant reduction of business in 1999 because of the recent business slowdown in that industry. Also, the trucking industry has historically been highly cyclical as a result of various economic factors such as economic recession and downturns in customers' business cycles and shipping requirements. The Company has no control over these economic factors. No assurance can be given that the Company will be able to increase or maintain its level of sales in periods of economic stagnation or downturn.

      POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES. The Company's operations are subject to various environmental laws and regulations, including those dealing with the handling and disposing of waste products, hazardous substances, fuel storage and air quality. As a result of past and future operations at the Company's facilities, the Company may be required to incur environmental remediation costs and other cleanup expenses. In addition, the Company cannot be certain that the Company will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

      FOREIGN CURRENCY FLUCTUATIONS. A portion of the Company's consolidated revenues are billed and collected in a foreign currency. Additionally, substantially all of the operating expenses related to foreign locations are incurred in a foreign currency. Consequently, the Company's reported financial results are affected by fluctuations of foreign currencies against the U.S. dollar. The Company periodically performs foreign currency hedging to reduce its foreign currency transaction exposure.

      SEASONALITY. Weather extremes cause increased parts wear and breakdowns of trucks and trailers; however, extreme weather, particularly during winter months, could inhibit general business activity. In addition, unusually warm weather during the winter months will inhibit the need for the Company's parts and services. These seasonal trends may cause fluctuations in the Company's earnings. Additionally, quarterly results may be materially affected by the timing of acquisitions, variations in the margins of products sold and services performed during any particular quarter, the timing and magnitude of acquisition assimilation projects and regional economic conditions. Accordingly, the Company's operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

ITEM 2.     PROPERTIES.

      The Company operates 84 facilities in the United States, seven facilities in Mexico and four facilities in Canada. Two of these facilities are owned by the Company and the remaining facilities are leased. These facilities are used as warehouses, repair shops and office space. A number of these leases are with related parties. Generally, leases range from five to ten years and are on terms the Company believes to be commercially reasonable. The Company also leases its executive and administrative offices in Houston, Texas. The Company believes that its facilities will be adequate for its expected needs over the next several years. In order to maximize available capital, the Company generally intends to continue to lease most of its properties.

      The following table sets forth the geographic locations of the Company's heavy duty parts and repair facilities in the United States, Mexico and Canada:

STATE/COUNTRY   CITY

Alabama      Birmingham

Arizona      Phoenix

             Freemont, City of Commerce, Los Angeles, Oakland, Ontario,
             Placentia, Rialto, South San Francisco, San Jose, South
California   Gate and Stockton

Colorado     Denver

             Clearwater, Daytona Beach, Ellenton, Fort Lauderdale, Fort
             Myers, Fort Pierce, Miami (3), Ocala (2), Orlando (3),
Florida      Pembroke, Sunrise, Tallahassee, Tampa and West Palm Beach

Hawaii       Honolulu (2), Kapaa and Lihue (2)

Iowa         Des Moines

Illinois     Litchfield

             Fort Wayne (2), Gary, Knoxville, Nashville, Portage and
Indiana      South Bend

Kansas       Overland Park

Minnesota    Brainerd, Eagan, Mahtomedi, Red Wing and St. Paul (2)

Missouri     Columbia, Kansas City, Rolla and St. Louis (2)

Nevada       Las Vegas and Sparks

             Binghamton, Deposit, Elmira, Homer, Rochester, Rotterdam,
New York     Syracuse,  Utica and Watertown

North Dakota Fargo

Oklahoma     Oklahoma City (2)

Pennsylvania Kingston, Pittston and Scranton

South Dakota Sioux Falls

Tennessee    Johnson City and Memphis

Texas        Laredo

Washington   Vancouver

Wisconsin    Appleton, Black River Falls and Wauwatosa

             Aguascalientes, Mexico City, Guadalajara, Guadalupe,
Mexico       Culiacan , Cordoba and Tijuana

Canada       Winnipeg, Dryden, Thunder Bay and Regina

      The Company operates a fleet of approximately 400 owned or leased trucks, trailers and other support vehicles. The Company believes these vehicles generally are well-maintained and adequate for its current operations.

ITEM 3.     LEGAL PROCEEDINGS

      The Company is from time to time party to litigation in the ordinary course of business. There are currently no legal proceedings that, in management's opinion, would have a material adverse effect on the Company's operating results or financial condition if adversely determined.


ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock has traded on The New York Stock Exchange since June 19, 1998 under the symbol TUI. The following table sets forth the high and low sale prices for the common stock for the period from June 19, 1998, the date of the IPO, through March 22, 1999.

                                                     HIGH          LOW
1998:                                               -------      ------
    June 19, 1998 to  September  30, 1998           $11.50        $6.38
    October 1, 1998 to December  31, 1998           $ 6.50       $3.38

1999:
    January  1,  1999 to  March  22, 1999           $  5.50       $2.88


At March 22, 1999, there were approximately 167 stockholders of record of the Company's common stock.

      The Company has never declared or paid a cash dividend on its common stock. The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions and does not anticipate paying any cash dividends on its common stock for the foreseeable future. In addition, the Company's credit facility includes restrictions on the ability of the Company to pay dividends without the consent of the lender.

SALE OF UNREGISTERED SECURITIES

      On October 9, 1997, the Company sold 2,162,388 shares (as adjusted for a 108.1194-to-one stock dividend) of common stock to Notre Capital Ventures II, L.L.C. for a consideration of $1,000. This sale was exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

      On November 27, 1997, the Company issued and sold shares of common stock at $0.01 per share to the following parties in the amounts indicated (as adjusted for a 108.1194-to-one stock dividend): J. David Gooch - 275,329 shares; Shellie LePori - 20,000 shares; Steven J. Blum - 40,000 shares; Richard T. Howell - 10,000 shares; Kenneth V. Garcia - 20,000 shares; Jennifer Jackson - 10,000 shares; Melinda Malek - 1,000 shares; Jerry Gonzalez - 12,000 shares; Mario Rodriguez - 12,000 shares; Rodolfo A. Duemichen - 27,000 shares; and Infoscope Partners, Inc. - 5,000 shares. These sales were exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

      On February 15, 1998, the Company issued and sold shares of common stock for $0.01 per share to the following parties in the amounts indicated (as adjusted for a 108.1194-to-one stock dividend): T. Michael Young - 250,000 shares; Mac McConnell - 100,000 shares; Paul E. Pryzant - 75,000 shares; Daniel
T. Bucaro - 75,000 shares; Louie A. Hamilton - 50,000 shares; Marlise C. Skinner
- 50,000 shares; Wayne S. Rachlen - 50,000 shares; Valerie Summers - 2,500 shares; Tina Rose - 2,000 shares; Lawrence K. King - 10,000 shares; and I.T. "Tex" Corley - 10,000 shares. These sales were exempt from registration under
Section 4(2) of the Securities Act, no public offering being involved.

      Effective April 10, 1998, the Company issued 1,912,388 shares of Restricted Voting Common Stock to Notre Capital Ventures II, L.L.C. in exchange for 1,912,388 shares of common stock. This sale was exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

      Simultaneously with the completion of its Initial Public Offering on June 24, 1998, the Company issued 7,493,394 shares of its common stock in connection with the mergers of the nine Founding Partner Companies. Each of these transactions was exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

      Simultaneously with the completion of the initial public offering on June 24, 1998, the Company issued warrants exercisable within five years to purchase 669,894 shares of common stock at an exercise price of $6.12 per share. Of these warrants, 334,947 were issued to Thomas A. Work and 334,947 were issued to Thomas H. Ketchum. This sale was exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

      In connection with the acquisition of companies completed in the third and fourth quarters of 1998, the Company issued subordinated notes convertible into 1,599,667 shares of common stock to stockholders of those companies. These notes mature three years after the date of issuance, and may be converted at any time after the first anniversary of the issuance date at an average conversion price of $9.52. These sales were exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.


ITEM 6.  SELECTED FINANCIAL DATA

      TransCom acquired the nine Founding Partner Companies in connection with the Company's initial public offering on June 24, 1998. During the third and fourth quarters of 1998, the Company acquired nine additional companies (the "Purchased Companies"). All 18 acquisitions were accounted for as purchases. The following selected historical financial data has been derived from the audited financial statements of the Company for the year ended December 31, 1998 and the period from inception (October 9, 1997) to December 31, 1997. The historical financial statement data reflects the acquisitions of the Founding Partner Companies and the Purchased Companies as of their respective acquisition dates. The selected historical financial data below should be read in conjunction with the audited historical Consolidated Financial Statements of Transportation Components, Inc. and the Notes thereto included in Item 8. "Financial Statements and Supplementary Data."


                                                                PERIOD FROM
                                                                 INCEPTION
                                              YEAR ENDED    (OCTOBER 9, 1997) TO
                                              DECEMBER 31,      DECEMBER 31,
                                                  1998              1997
                                             -----------------------------------
                                                      (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:

    Revenues ...............................    $ 133,713        $    --
    Operating income (loss) ................        2,444           (3,108)
    Net loss ...............................       (1,606)          (3,108)


                                           DECEMBER 31, 1998   DECEMBER 31, 1997
                                             ----------------- -----------------
                                                       (IN THOUSANDS)
BALANCE SHEET DATA
    Working capital ........................    $  75,444        $      26
    Total assets ...........................      218,905              342
    Total debt, including current portion ..       76,574             --
    Stockholders' equity ...................       97,877               26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS SECTION CONTAINS STATEMENTS, WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE DISCLOSURE PRESENTED ON THE INSIDE OF THE FRONT COVER OF THIS REPORT FOR CAUTIONARY INFORMATION WITH RESPECT TO SUCH FORWARD-LOOKING STATEMENTS. IN PARTICULAR, THE COMPANY HAS IDENTIFIED SPECIFIC RISKS AND UNCERTAINTIES RELEVANT TO THE COMPANY'S BUSINESS UNDER "ITEM 1. BUSINESS - RISK FACTORS" ON PAGE 9 OF THIS REPORT. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

      The following discussion and analysis should be read in conjunction with
Item 6. "Selected Financial Data," and the Company's Consolidated Financial Statements and related Notes thereto in Item 8. "Financial Statements and Supplementary Data."

OVERVIEW AND SIGNIFICANT DEVELOPMENTS

      The following discussion is based upon the historical consolidated financial information for the year ended December 31, 1998, which includes the operations of the Founding Partner Companies and the Purchased Companies from their respective dates of acquisition. The Founding Partner Companies were acquired on June 24, 1998, and the Purchased Companies were acquired in the third and fourth quarters of 1998.

      RESULTS OF OPERATIONS. During the fourth quarter ended December 31, 1998, the Company had net income of $1.4 million, or $0.08 per diluted share. During the year ended December 31, 1998, the Company had a net loss of $1.6 million, or $0.15 per diluted share.

      The results for the fourth quarter of 1998 included a special pre-tax provision of approximately $840,000, or $0.03 per diluted share, which resulted from an inventory adjustment at one of the Founding Partner Companies. The Company, in coordination with its independent public accountants, is continuing its analysis of the factors leading to the inventory adjustment. The Company also is in the process of implementing improved procedures and controls at this Founding Company.

      The results for the year ended December 31, 1998 includes a non-recurring, non-cash compensation charge of $4.9 million in the first quarter of 1998, as well as the normal recurring general office costs of the Company subsequent to the initial public offering ("IPO") in June 1998.

      The Company's revenues in the fourth quarter of 1998 were $71.5 million. Approximately $15 million of these revenues were contributed by the Purchased Companies acquired in the third and fourth quarters of 1998.

      During 1998, one of TransCom's companies recorded approximately $13 million of revenues from sales of parts, equipment and service to two major oilfield service companies. As a result of the overall slowdown in the oilfield services industry, TransCom expects sales to these two companies in 1999 to decline significantly from 1998 levels, especially after the first quarter of 1999.

      POST IPO ACQUISITIONS. The Company acquired the Purchased Companies in the third and fourth quarters of 1998 with combined annualized revenues of approximately $87 million. These acquisitions increased the Company's annualized run rate to approximately $314 million. These companies were acquired for a combination of cash, convertible notes and shares of the Company's common stock.

      The nine acquired companies added 27 locations in six states in the United States and three provinces in Canada which will add to the nationwide distribution network of the original nine companies acquired in the Company's IPO. TransCom now has 84 locations in the United States, seven in Mexico and four in Canada. In particular, the new acquisitions have increased the Company's market share in California where the Company now has eleven locations, and Florida where the Company now has nineteen locations. The acquisitions also created new platforms for the Company in the Midwest United States and in Canada.

      IMPACT OF RECENT EVENTS ON THE COMPANY'S ACQUISITION STRATEGY. The Company's initial strategy when it went public in June 1998 was to aggressively grow through acquisitions to consolidate the heavy duty parts and repair industry. This strategy was based on using the Company's common stock for a substantial portion of the consideration. The Company, however, was unable to effectively execute its initial strategy because of the following events:

      o First, during the same time period when the Company went public, two venture capital companies formed competitors with a similar consolidation business strategy as the Company. These two competitors subsequently acquired a significant number of the acquisition candidates that the Company had been pursuing, offering primarily cash as consideration rather than stock. This heightened competition for acquisition candidates substantially increased the prices for companies in the industry to levels higher than the Company had originally anticipated. The Company expects the competition for acquisition candidates to continue from these two competitors.

      o Second, the market price of the Company's common stock, as well as the stock of most other consolidators, was negatively impacted by the depressed stock market conditions in the Fall of 1998. During the third and fourth quarters of 1998, the closing price of the Company's common stock ranged from a high of $11.50 to a low of $3.375. This volatility and the depressed stock price have made it more difficult for the Company to use its common stock for acquisitions. At the depressed market prices for the Company's common Stock during the first quarter of 1999, the Company is not willing to use its common stock for acquisitions since it would be dilutive to the Company's existing shareholders.

      When the Company was unable to use its common stock for acquisitions, the Company used cash and convertible promissory notes as consideration. The Company's ability to use cash and notes, however, is limited by its ability to generate excess cash flow and borrow under its existing $75 million credit facility. The Company's credit facility contains customary covenants, including a covenant that will not permit the Company's total debt to exceed a certain specified multiple of its earnings before interest, taxes and depreciation. After closing the nine acquisitions in the third and fourth quarters of 1998, the cash, notes and assumed debt used for the acquisitions, together with the debt already outstanding, have used up a substantial portion of the available credit under the Company's credit facility.

      As a result of these factors, the Company does not plan to grow through acquisitions in the near term unless the market price of the Company's common stock rises to levels that will make acquisitions accretive to the Company's earnings or the Company generates excess cash flow. The Company also may pursue additional equity or debt financing to fund future acquisitions, although there can be no assurances that additional financing would be available on terms attractive to the Company.

      OPERATING STRATEGY. The Company has shifted its focus in the near term from aggressive acquisition growth to integrating its existing 18 companies. The key elements of the Company's operating strategy (which are discussed in more detail under "Item 1. Business" of this Report on Form 10-K) include:

      (i) INCREASING PURCHASING SYNERGIES. The Company expects to realize significant cost savings through purchasing economies of scale. The Company is in the process of implementing product line commonality among its 18 companies that will increase volume to the selected vendors. The increased volume generated from TransCom's size and common vendors will provide greater purchasing discounts for the Company. These purchasing synergies began to be material in the fourth quarter of 1998, and are expected to increase in significance throughout 1999.

      (ii) ACHIEVING GEOGRAPHIC AND COMPANY-WIDE OPERATING EFFICIENCIES. The Company believes that its geographic concentrations in California and Florida will enable the Company to achieve operating efficiencies within these geographic areas. Other efficiencies will benefit the entire Company. These efficiencies include:

            o The ability to provide greater product availability, decrease duplicative inventory, and develop distribution efficiencies within a region.

            o The opportunity to cross-sell products and services to the customers of its companies within each region.

            o The opportunity to be a single-source, preferred provider for replacement parts and installation and repair services for national and regional fleet services.

            o The opportunity to identify those "best practices" that can be successfully implemented throughout TransCom's operations.

      (iii) INSTALLING COMPANY-WIDE INFORMATION TECHNOLOGY SYSTEMS. The Company is planning to install common operating and financial systems among the companies over the next eighteen months. These systems are described in more detail below under "Information Technology Systems and Year 2000 Strategy." These systems are expected to provide timely, accurate and uniform information to the Company's management which will enable the Company to provide better service to its customers and operate more efficiently with a lower cost structure. While management estimates that it will take approximately eighteen months to fully implement these systems throughout the Company, the Company expects to begin realizing some benefits from these in the second half of 1999.

      (iv) CENTRALIZING APPROPRIATE ADMINISTRATIVE FUNCTIONS. The Company is working to realize cost savings by consolidating administrative functions such as purchasing, inventory financing, insurance, risk management, employee benefits, marketing, accounts receivable and accounts payable. While the consolidation of inventory financing and insurance has already been substantially implemented, the consolidation of the other areas is in various stages of being implemented.

      (v) OPERATING ON A DECENTRALIZED BASIS. The Company presently manages its 18 companies on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and growth of the business. The Company believes that, while maintaining strong operating and financial controls, a decentralized structure helps to retain the entrepreneurial spirit in the companies and allows TransCom to capitalize on the considerable local market knowledge, goodwill, name recognition and customer relationships possessed by each of the companies.

RESULTS OF OPERATIONS

                                                                       PERIOD FROM INCEPTION
                                                 YEAR ENDED            (OCTOBER 9, 1997) TO
                                                 DECEMBER 31,               DECEMBER 31,
                                           -----------------------     -----------------------
                                             1998             %           1997           %
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ..............................    $ 133,713         100.0     $    --            --

Cost of Sales .........................       93,352          69.8          --            --
                                           ---------     ---------     ---------     ---------
    Gross Profit ......................       40,361          30.2          --            --

Selling, general and administrative ...       37,917          28.4         3,108          --
                                           ---------     ---------     ---------     ---------
    Income from operations ............        2,444           1.8        (3,108)         --
Interest expense ......................       (1,913)         (1.4)         --            --

Other income ..........................          517           0.4          --            --
                                           ---------     ---------     ---------     ---------

    Income (loss) before income taxes .    $   1,048           0.8     $  (3,108)         --
                                           =========     =========     =========     =========


RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 9, 1997) TO DECEMBER 31, 1997

      The Company was formed in October 1997 and had no operations prior its initial public offering in June 1998, other than non-cash compensation charges and other start-up expenses. Accordingly, the results of operations for 1997 are not comparable in any respect to the results of operations for 1998.

      REVENUES. There were no revenues during the period from inception (October 9, 1997) to December 31, 1997 compared to $133.7 million of revenues for the year ended December 31, 1998. All of the 1998 revenues are from the Founding Partner Companies which were acquired as of June 24, 1998, and the Purchased Companies which were acquired in the second half of 1998.

      GROSS PROFIT. There was no gross profit for the period from inception (October 9, 1997) to December 31, 1997 compared to $40.4 million of gross profit for the year ended December 31, 1998. All of the 1998 gross profit is associated with the Founding Partner Companies which were acquired as of June 24, 1998, and the Purchased Companies which were acquired in the second half of 1998.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $34.8 million from $3.1 million for the period from inception (October 9, 1997) to December 31, 1997 to $37.9 million in 1998. Approximately $30 million of the increase is associated with the operations of the Founding Partner Companies which were acquired as of June 24, 1998, and the Purchased Companies which were acquired in the second half of 1998. The Company's establishment as a public company in 1998 resulted in approximately $1.8 million of general office and management expenses in 1998 whereas no such corporate expenses are reflected in 1997 since the Company was not yet public. Amortization of goodwill accounted for $0.8 million of the increase. The non-recurring, non-cash compensation charges of $3.1 million and $4.9 million during 1997 and the first quarter of 1998, respectively, related to common stock issued to the Company's management and consultants to the Company. These compensation changes account for $1.8 million of the increase in selling, general and administrative expense in 1998 over 1997.

      INTEREST EXPENSE. There was no interest expense in 1997 compared to $1.9 million of interest expense for the year ended December 31, 1998. The 1998 interest expense is associated with debt assumed in connection with the acquisition of the Founding Partner Companies, the consideration and assumed debt to acquire the Purchased Companies, and debt incurred to provide general working capital.

      OTHER INCOME. Other income was $517,000 for the year ended December 31, 1998. Other income in 1998 includes $155,000 of interest income and a $318,000 gain on termination of a deferred compensation agreement resulting from the death of the beneficiary under such agreement. Such gains, however, were partially offset by losses of $265,000 from foreign currency translation and transaction adjustments associated with the Company's operations in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

      On June 24, 1998, the Company entered into a three-year revolving credit facility which provides for a line of credit up to $75 million (the "Credit Facility") with The First National Bank of Chicago, as agent. The Credit Facility was used in part to fund the acquisition of the Purchased Companies, refinance certain indebtedness of the Founding Partner Companies and Purchased Companies and for general corporate and working capital requirements. The Credit Facility matures on June 24, 2001, bears interest at either LIBOR plus an applicable margin based on the ratio of funded debt to cash flows (as defined), or the bank's prime rate, at the Company's option. An annual commitment fee of up to 1/4% is payable on any unused portion of the Credit Facility. The Credit Facility may be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including:
(i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends, (iv) obtaining the lenders' consent with respect to certain individual acquisitions,
(v) the maintenance of a specified level of consolidated net worth, and (vi) a restriction that total debt may not exceed a specified level of the Company's earnings before interest, taxes and depreciation. In addition, the Company's Credit Facility include restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined). The outstanding balance on the Credit Facility as of December 31, 1998 was $56.3 million. The average interest rate on the Credit Facility was approximately 6.6% for the year ended December 31, 1998.

      The Company provided $6.5 million in net cash from operating activities for the year ended December 31, 1998. Net cash used for investing activities was $42.1 million for the year ended December 31, 1998, primarily relating to the acquisitions of the Founding Partner Companies and the Purchased Companies. Net cash provided by financing activities was $39.7 million for the year ended December 31, 1998. The cash provided by financing activities in 1998 consisted primarily of $35.1 million in proceeds, net of offering costs, from the sale of the 5,750,000 shares of common stock to the public at $8.00 per share, and $56.3 million from borrowings on the Company's line of credit, $3.2 million from other borrowings, less $54.9 million in principal payments of debt acquired with the acquisition of the Founding Partner Companies and the Purchased Companies. At December 31, 1998, the Company had cash of $4.1 million, working capital of $75.4 million and total debt of $76.6 million. At December 31, 1998, $2.9 million was available for borrowings under the most restrictive covenants under the Credit Facility. Subsequent to December 31, 1998, the terms of the most restrictive covenants under the Credit Facility were amended to increase the availability of funds to the Company. If the amended covenants had been in effect at December 31, 1998, $9.4 million would have been available for borrowings under the Credit Facility. As of March 30, 1999, the Company had total debt of $77.7 million.

      The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs. Planned capital expenditures for equipment are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility or other sources of financing.

      The Company will require additional capital to fund any future acquisitions. At this time, the Company does not plan to grow through acquisitions in the near term unless the market price of the Company's common stock rises to levels that will make acquisitions accretive to the Company's earnings or the Company generates excess cash flow. The Company also may pursue additional equity or debt financing to fund future acquisitions, although there can be no assurances that additional financing would be available on terms attractive to the Company.

      From October 1997 through March 1998, the Company sold an aggregate of 1,106,829 shares of common stock to management, directors and certain consultants of the Company for $0.01 per share. As a result, the Company recorded non-recurring, non-cash compensation charges of $3.1 million and $4.9 million during 1997 and the first quarter of 1998, respectively, representing the difference between the amount paid for the shares and the estimated fair value of the shares on the date of the sale as if the Founding Companies were combined.

      The acquisitions of the Founding Partner Companies and Purchased Companies were accounted for using the purchase method of accounting. Accordingly, the estimated excess of the fair value of the consideration paid of $82.6 million over the fair value of the net assets acquired by TransCom from such acquired Companies was recorded as "goodwill". The goodwill is being amortized over its estimated useful life of 40 years as a non-tax deductible charge to operating income.

INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000 STRATEGY

      IMPLEMENTATION OF NEW INFORMATION TECHNOLOGY SYSTEMS. Each of the TransCom companies currently has separate information technology systems that use a variety of software and computer systems for operations and accounting. Over the next 18 months, however, TransCom plans to install common information technology systems among all of its companies to track and manage inventory and provide financial reporting. The information systems to be installed will include the following:

      o An advanced management information system from Karmak, Inc. that has been specifically designed for the heavy duty parts industry. This operating system is presently used at 33 of the Company's branch locations and will be used to purchase, monitor and allocate inventory on a real-time basis throughout the Company's branch locations.

      o A financial reporting system from ROSS Systems, Inc. which will centralize the financial reporting of all of the TransCom operations, and provide more timely and more detailed financial information to management.

      o An interface to be developed between the Karmak management information system and the ROSS financial system which will greatly enhance the utility of both systems and provide an integrated system for management's use.

      o A common wide area network that will connect all of the Company's branch locations.

      o An Oracle data warehouse which will collect valuable sales/margin and customer information from all of the Company's operations.

      These systems will be implemented as quickly as possible, but are not expected to be fully operational at all of the Company's locations until the second half of 2000. Management expects to start realizing some of the benefits from these systems in the second half of 1999. The total expenditures for the new information systems are estimated at $4.0 million. Funding for these expenditures will come from operating cash flows and borrowings under the Company's Credit Facility as necessary.

      EXPECTED BENEFITS OF NEW INFORMATION TECHNOLOGY SYSTEMS. Once implemented, the new information technology systems are expected to provide the following benefits to the Company:

      o An integrated system which will automate the sales, purchasing, inventory management, accounts receivable and payable, and financial reporting processes of the Company.

      o The capability for Electronic Data Interchange with vendors and customers that will further reduce costs for both the vendors and TransCom.

      o Help the Company increase service capabilities to customers, manage inventory more efficiency and reduce administrative costs.

      o Provide the Company with the necessary technology infrastructure to fully integrate its operations and position the Company for future growth.

      YEAR 2000 STRATEGY. Both the Karmak management information system and the ROSS financial system have been certified by the vendors as being Year 2000 compliant. The Company has evaluated its existing operating and financial systems for Year 2000 compliance and has found that most of its branch locations will need to take some actions to be Year 2000 compliant. For a number of the locations, the Company will need to implement the new systems to make such locations Year 2000 compliant. Accordingly, the implementation schedule for the new systems will be partially based on the need to bring certain locations into Year 2000 compliance. The Company believes that all of its locations will be Year 2000 compliant by the end of 1999.

      The Company is in the preliminary stages of assessing the Year 2000 compliance of its non-information technology systems, such as telephone systems, and the extent to which the Company's suppliers are Year 2000 compliant. The Company does not believe that the Year 2000 compliance of its customers will have any material effect on the Company. The Company expects to complete this assessment by the end of the second quarter of 1999 and then develop and implement any necessary plans to address deficiencies. Finally, the Company is in the preliminary stages of developing a contingency plan for disruptions caused by Year 2000 issues, and plans to finish such plan by the end of the third quarter of 1999.

      Since the Company is substantially replacing its information technology systems, the Company does not believe that it can segregate the portion of its overall $4.0 million technology systems budget that is directly attributable to Year 2000 compliance measures. This assessment of costs, however, may change as the Company continues its assessment of the Year 2000 issues facing the Company.

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

INTERNATIONAL BUSINESS

      The Company derives approximately 6% of its revenues from its operations in Mexico, approximately 2% of its revenues from exporting heavy duty parts and supplies to customers in countries in South and Central America, Southeast Asia and the Pacific Rim and approximately 3% of its revenues from its operations in Canada. The risks of doing business in foreign countries include currency exchange rate fluctuations, potential adverse changes in the diplomatic relations of foreign countries with the United States, hostility from local populations, adverse effects of currency exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the potential instability of foreign governments and the risk of insurrections that could result in losses against which the Company is not insured. The Company's international operations also are subject to economic uncertainties, including, among others, risks of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risk primarily from interest rates and foreign currency exchange rates. The Company is actively involved in monitoring its exposure to market risks and continues to develop and utilize appropriate risk management techniques. Accordingly, the Company may enter into certain derivative financial instruments such as interest rate caps or swaps and foreign currency futures contracts or obligations. The Company does not use derivative financial instruments for trading or to speculate on changes in interest rates or foreign currency exchange rates.

      The sensitivity analyses below, which hypothetically illustrate the Company's potential market risk exposure, estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on 1999 earnings. The sensitivity analyses presented do not consider any additional actions the Company might take to mitigate its exposure to such changes. The market changes, assumed to occur as of December 31, 1998, include a 100 basis point change in market interest rates and a 10% weakening of all other currencies relative to the U.S. dollar. The hypothetical changes and assumptions may be different from what actually occurs in the future.

      INTEREST RATES - As of December 31, 1998, the Company had no derivative financial instruments to manage interest rate risk. Accordingly, the Company is exposed to earnings and fair value risk due to changes in interest rates with respect to the Company's long-term obligations. As of December 31, 1998, approximately 80.5% of the Company's long-term obligations were floating rate obligations. The detrimental effect on the Company's earnings of the hypothetical 100 basis point increase in interest rates described above would be approximately $0.6 million before income taxes. This effect is primarily due to the floating rate borrowing under the Company's revolving credit facility.

      FOREIGN CURRENCY EXCHANGE RATES - The Company's earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company manages its exposure to changes in exchange rates by buying or selling currency futures contracts and options. The Company's risk management objective is to reduce its exposure to the effects of changes in exchange rates on the value of its accounts receivable denominated in foreign currency on a monthly basis. To a certain extent, foreign exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. The Company's foreign currency risk policies entail entering into foreign currency futures contracts only to manage risk - not for speculative investments.

      Considering the anticipated cash flows from collections and anticipated sales for the next month and the foreign currency future contracts and options in place at year end, a hypothetical 10% weakening of all other currencies relative to the U.S. dollar would not materially and adversely affect expected first quarter 1999 earnings or cash flows. The hypothetical change in exchange rates ignores the effect this movement may have on other variables including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the effects of the sensitivity analysis shown above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
TRANSPORTATION COMPONENTS, INC.

Report of Independent Public Accountants..................................   25

Consolidated Balance Sheets at December 31, 1998 and December 31, 1997....   26

Consolidated Statements of Operations for the year ended
  December 31, 1998 and the period from inception (October 9, 1997)
  to December 31, 1997.....................................................  27

Consolidated Statements of Stockholders' Equity for the period from inception (October 9, 1997) to December 31, 1998...........................  28

Consolidated Statements of Cash Flows for the year ended
  December 31, 1998 and the period from inception (October 9, 1997)
  to December 31, 1997.....................................................  29

Notes to Consolidated Financial Statements.................................  30

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Transportation Components, Inc.:

      We have audited the accompanying consolidated balance sheets of Transportation Components, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 1998 and the period from inception (October 9, 1997) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transportation Components, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the year ended December 31, 1998 and the period from inception (October 9, 1997) to December 31, 1997, in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Houston, Texas
March 1, 1999

                       TRANSPORTATION COMPONENTS, INC.

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                            -----------------------
                                                                1998         1997
                                                            ---------     ---------
                          ASSETS
Current assets:
    Cash and cash equivalents ..........................    $   4,090     $       5
    Accounts receivable, net ...........................       38,474          --
    Receivables from related parties ...................           92          --
    Notes receivable, current ..........................          962          --
    Inventories ........................................       71,354          --

    Prepaid expenses and other .........................        2,027           337

    Deferred tax asset .................................        3,439          --
                                                            ---------     ---------
         Total current assets ..........................      120,438           342

Property and equipment, net ............................       12,604          --
Notes receivable, net ..................................        1,854          --
Notes receivable from related parties ..................          822          --
Goodwill, net ..........................................       81,832          --

Other assets ...........................................        1,355          --
                                                            ---------     ---------

        Total assets ...................................    $ 218,905     $     342
                                                            =========     =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ..............    $  41,342     $     316
    Payables to related parties ........................        1,764          --
    Current portion of long-term debt ..................        1,651          --

    Other current liablities ...........................          237          --
                                                            ---------     ---------
        Total current liablities .......................       44,994           316

Long-term debt, less current portion ...................       59,091          --
Deferred tax liability .................................        2,875          --

Payables to related parties ............................       14,068          --
                                                            ---------     ---------
        Total liablities ...............................      121,028           316
Commitments and contingencies Stockholders' equity:
    Preferred stock, $0.01 par, 5,000,000 shares
authorized, none
      Issued ...........................................         --            --
    Common stock, $0.01 par, 102,000,000 shares
authorized,
      17,727,815 and 2,594,717 shares outstanding ......          177            26
    Additional paid-in capital .........................      102,414         3,108

    Retained deficit ...................................       (4,714)       (3,108)
                                                            ---------     ---------
        Total stockholders' equity .....................       97,877            26
                                                            ---------     ---------
            Total liabilities and stockholders' equity .    $ 218,905     $     342
                                                            =========     =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           PERIOD FROM
                                                                      INCEPTION (OCTOBER
                                                        YEAR ENDED        9, 1997) TO
                                                        DECEMBER 31,      DECEMBER 31,
                                                            1998              1997
                                                       -------------     ----------------
Revenues ...........................................    $    133,713     $       --
Cost of sales ......................................          93,352             --
                                                        ------------     ------------
    Gross profit ...................................          40,361             --

Selling, general and administrative expenses .......          37,917            3,108
                                                        ------------     ------------

Income (loss) from operations ......................           2,444           (3,108)

Other income (expense)
    Interest expense ...............................          (1,913)            --

    Other income, net ..............................             517             --
                                                        ------------     ------------
Income (loss) before provision for income taxes ....           1,048           (3,108)


Provision for income taxes .........................           2,654             --
                                                        ------------     ------------
Net loss ...........................................    $     (1,606)    $     (3,108)
                                                        ============     ============

Loss per share - basic and diluted..................    $      (0.15)    $      (0.95)
                                                        ============     ============

Number of shares used in the per share calculations:
    Basic and diluted ..............................      10,448,470        3,269,217


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    COMMON STOCK           ADDITIONAL                      TOTAL
                                            --------------------------      PAID-IN       RETAINED      STOCKHOLDERS'
                                               SHARES         AMOUNT        CAPITAL       DEFICIT          EQUITY
                                            -----------    -----------    -----------    -----------     -----------
INITIAL CAPITALIZATION (October 9, 1997)    $   108,119    $         1    $      --      $      --       $         1
    Shares issued to sponsor ...........      2,054,269             21           --             --                21
    Shares issued to management,
      consultants and directors ........        432,329              4          3,108           --             3,112

    Net loss ...........................           --             --             --           (3,108)         (3,108)
                                            -----------    -----------    -----------    -----------     -----------
BALANCE, December 31, 1997 .............      2,594,717             26          3,108         (3,108)             26
    Shares issued to management,
      consultants and directors ........        674,500              7          4,850           --             4,857
    Shares issued in connection with the
      initial public offering ..........      5,750,000             57         35,050           --            35,107
    Warrants issued in connection with
      the initial public offering ......           --             --              723           --               723
    Shares issued in connection with the
      acquisition of the Founding
      Partner Companies ................      7,493,394             75         53,878           --            53,953
    Shares issued in connection with
      the acquisition of the Purchased
      Companies ........................      1,215,204             12          4,805           --             4,817

            Net loss ...................           --             --             --           (1,606)         (1,606)
                                            -----------    -----------    -----------    -----------     -----------
BALANCE, December 31, 1998 .............     17,727,815    $       177    $   102,414    $    (4,714)    $    97,877
                                            ===========    ===========    ===========    ===========     ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       TRANSPORTATION COMPONENTS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                               PERIOD FROM
                                                             YEAR ENDED     INCEPTION (OCTOBER
                                                             DECEMBER 31,      9, 1997) TO
                                                                 1998        DECEMBER 31,1997
                                                            --------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................          $ (1,606)          $ (3,108)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization ..................             1,907               --
    Provision for bad debts ........................               223               --
    Gain on sale of assets .........................              (113)              --
    Compensation expense related to issuance
      of common stock to management,
      consultants, and directors ...................             4,850              3,108
Changes in operating assets and liabilities,
  net of acquisitions:
    Accounts receivable and notes receivable .......             1,072               --
    Inventories ....................................               134               --
    Other assets ...................................              (861)               337
    Accounts payable and accrued expenses ..........               844               (337)
                                                              --------           --------

        Net cash provided by operating activities ..             6,450               --
                                                              --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of  property and equipment ...........            (2,515)              --
    Sales of property and equipment ................             1,743               --
    Cash paid for acquisitions, net of cash acquired           (41,341)              --
                                                              --------           --------
        Net cash used in investing activities ......           (42,113)              --
                                                              --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings of long term debt ...............             4,641               --
    Proceeds from issuance of common stock,
      net of offering costs ........................            35,107                  5
                                                              --------           --------
        Net cash provided by financing activities ..            39,748                  5
                                                              --------           --------
        Net increase in cash and cash equivalents ..             4,085                  5
Cash and cash equivalents, beginning of period .....                 5               --
                                                              --------           --------
Cash and cash equivalents, end of period ...........          $  4,090           $      5
                                                              ========           ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       TRANSPORTATION COMPONENTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      Transportation Components, Inc., a Delaware corporation also known as TransCom USA ("TransCom", and collectively with its subsidiaries, the "Company"), was founded in October 1997 to become a leading national distributor of replacement parts and supplies for commercial trucks, trailers and other heavy duty vehicles and equipment. Prior to its initial public offering (the "IPO"), TransCom had not conducted any operations. Concurrent with the consummation of the IPO on June 24, 1998, TransCom acquired nine companies (the "Founding Partner Companies") in separate merger transactions. After the IPO, TransCom acquired an additional nine companies (the "Purchased Companies").

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The consolidated financial statements include the accounts of TransCom and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

      USE OF ESTIMATES AND ASSUMPTIONS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during the periods presented. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

      CASH FLOW INFORMATION - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Cash paid for interest and taxes during 1998 was $1.5 million and $2.0 million, respectively. There was no amounts paid for interest or taxes during 1997.

      ACCOUNTS RECEIVABLE - The Company grants credit to its customers in the ordinary course of business. The Company performs ongoing credit evaluations of its customers and credit losses.

      NOTES RECEIVABLE - The Company finances the purchase of trucks for customers who meet certain financial qualifications. Notes receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation and adjustment.

      Allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based upon past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions.

      INVENTORIES - Inventories consist primarily of purchased parts stated at the lower of cost or market, utilizing the first-in, first-out (FIFO) method.

      PROPERTY AND EQUIPMENT - Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the

                       TRANSPORTATION COMPONENTS, INC.

various classes of assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated life of the asset. Costs related to repairs and maintenance are expensed as incurred, while costs related to betterments are capitalized and amortized over the estimated useful life of the asset.

      INVESTMENT - The Company participates in a joint venture that owns and operates several automotive parts retail outlets. The investment in joint venture is accounted for under the equity method. Sales to the joint venture were approximately $1,424,000 for the period from acquisition of the Founding Partner Company (June 24, 1998) to December 31, 1998. As of December 31,1998, the Company had a receivable of approximately $363,000 related to such sales.

      GOODWILL - Goodwill represents the excess of cost over the estimated fair value of identifiable assets of the businesses acquired using the "purchase" method of accounting. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over a 40 year life using the straight-line method.

      The Company applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management continually evaluates whether events or circumstances have occurred that indicate that the remaining estimated useful lives of property and equipment, other identifiable intangible assets and goodwill may warrant revision or that the remaining balances may not be recoverable. The Company has not recorded any impairment losses with respect to goodwill, other long-lived assets or other intangible assets as of December 31, 1998. Accumulated amortization totaled $816,000 as of December 31, 1998.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the notes payable is estimated based on interest rates for the same or similar debt offered to the Company having the same or similar remaining maturities and collateral requirements. The carrying amounts of notes payable approximate fair value at the applicable balance sheet dates.

      CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits, trade accounts and notes receivable. The Company maintains cash balances at financial institutions, which may at times be in excess of federally insured levels. The Company has not incurred losses related to these balances to date.

      REVENUE RECOGNITION - The Company recognizes revenue from part sales when products are shipped. Service revenues are recognized when repairs are completed. Truck sales are recognized upon passage of title and, in the case of credit sales, upon execution of the loan agreement and receipt of a designated minimum down payment.

      INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Provision for income taxes represents the amount of taxes payable and the applicable changes in deferred tax assets and liabilities.

      FOREIGN CURRENCY TRANSLATION - In accordance with SFAS No. 52, "Foreign Currency Translation," the U.S. dollar has been determined to be the functional currency for TransCom's operations in Mexico, which were acquired in June 1998. Translation gains and losses from operations in Mexico are reported in "other expense, net." These losses for the period ended December 31, 1998 were approximately $138,000.

      The Canadian dollar has been determined to be the functional currency for TransCom's operations in Canada, which were acquired in November 1998. Translation gains and losses from operations in Canada are reported as a component of comprehensive income. There were no significant Canadian translation gains or losses for the year ended December 31, 1998.

                       TRANSPORTATION COMPONENTS, INC.

      EARNINGS PER SHARE - Basic and diluted earnings per share are calculated in accordance with SFAS No. 128, "Earnings per Share." All earnings per share amounts for all periods presented conform to the requirements of Statement No. 128.

      The 3,269,217 shares of common stock issued in connection with the organization of TransCom, including shares issued to management, were considered to be issued and outstanding from the date of inception without regard to the date such shares were actually issued. The 5,750,000 shares issued in connection with the IPO and the 8,708,598 shares issued in connection with the entities acquired using the "purchase" method of accounting have been included in the earnings per share computation only from their respective dates of issuance. Basic and diluted earnings per share are the same because the inclusion of stock options, warrants, and convertible debt would be antidilutive.

      STOCK BASED COMPENSATION -SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between the fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic, value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No 25 ("APB No. 25"), "Accounting for Stock issued to Employees." The Company has elected to account for the stock options or similar equity instruments using the intrinsic, value-based method of accounting prescribed in APB No 25.

      NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No.130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income from operations. The Company has adopted SFAS No. 130 effective January 1, 1998.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires disclosure related to each segment of an enterprise's operations similar to that required under current standards with addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company has adopted SFAS No. 131 for the fiscal year ending December 31, 1998.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1 providing guidance on accounting for the costs of computer software developed or obtained for internal use. This statement requires expenditures to be expensed as incurred. The effective date of the pronouncement is for fiscal years beginning after December 15, 1998. The Company believes its current policies are materially consistent with the SOP and the impact on the Company's future results of operations will not be material.

      In April 1998, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued by the AICPA. SOP 98-5 requires that all non-governmental entities expense costs of start-up activities as those costs are incurred. The Company is required to adopt SOP 98-5 as of January 1, 1999. The Company does not expect the adoption of SOP 98-5 to have a material effect on its future financial position or results of operations.

                       TRANSPORTATION COMPONENTS, INC.

2.    BUSINESS COMBINATIONS

      Concurrent with the completion of its IPO on June 24, 1998, TransCom acquired the nine Founding Partner Companies, which are engaged in the distribution of replacement parts and supplies for commercial trucks, trailers and other types of specialized heavy duty vehicles and equipment. The companies acquired were Charles W. Carter Co. headquartered in Placentia, California; Transportation Components Co. headquartered in St. Paul, Minnesota; Gear & Wheel, Inc. headquartered in Orlando, Florida; Amparts International, Inc. headquartered in Laredo, Texas; The Cook Brothers Companies, Inc. headquartered in Binghamton, New York; Plaza Automotive, Inc. headquartered in St. Louis, Missouri; Universal Fleet Supply, Inc. headquartered in Fremont, California; Perfection Equipment Company, Inc. headquartered in Oklahoma City, Oklahoma; and Drive Line, Inc. headquartered in Sunrise, Florida. The acquisition of each of the Founding Partner Companies was accounted for using the "purchase" method of accounting in accordance with APB No 16. The aggregate consideration paid by TransCom to acquire the Founding Partner Companies was approximately $58.6 million in cash (including the payoff of acquired debt) and 7.5 million shares of common stock. Simultaneously with the completion of the IPO, the Company issued warrants exercisable within five years to purchase 669,894 shares of common stock.

      Subsequent to the IPO, TransCom acquired the nine Purchased Companies using the "purchase" method of accounting. The acquisition of Parts Pacific headquartered in Los Angeles, California was completed in September 1998. The acquisitions completed in October and November 1998 included Brake Service and Equipment Co. of Florida, Inc. headquartered in Miami, Florida; DSS/Pro Diesel, Inc. headquartered in Nashville, Tennessee; Fleet Products, Inc. headquartered in Tampa, Florida; Hicks Enterprises headquartered in Commerce, California; Hoosier Trailer & Truck Equipment, Inc. headquartered in Fort Wayne, Indiana; Marc Industries headquartered in West Palm Beach, Florida; Phelps Holding, Inc. headquartered in Portage, Indiana, and Wes-T-Rans Limited headquartered in Winnipeg, Canada. The aggregate consideration paid by TransCom for the Purchased Companies consists of $33.5 million in cash (including the payoff of acquired debt), 1.2 million shares of common stock, and $15.2 million in subordinated convertible notes.

      The Company has recorded the excess of the purchase price over the estimated fair value of identifiable assets acquired in connection with both the Founding Partner Companies and the Purchased Companies as "goodwill" in the accompanying consolidated balance sheet. The results of operations of the Founding Partner Companies and the Purchased Companies are included in the accompanying consolidated financial statements from their respective dates of acquisition.

      The unaudited pro forma data below reflect the results of operations for TransCom, the Founding Partner Companies and the Purchased Companies, assuming the transactions were completed on January 1, 1997. The proforma results presented are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Founding Partner Companies and the Purchased Companies been combined at the beginning of the periods presented.

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                     1998           1997
                                              --------------    --------------
                                              (IN THOUSANDS, EXCEPT SHARE DATA)
                                                          (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
    Revenues ................................    $   314,044    $   292,498
    Net income ..............................          8,475          8,333
    Net income per share - diluted ..........    $      0.46    $      0.45
    Weighted  average  shares used in the per
      share Calculations ....................     19,468,847     19,454,058

      Pro forma adjustments included in the preceding table reflect (a) the reduction in certain related party rental and lease expenses which has been contractually agreed to prospectively; (b) the reduction in salaries, bonuses and benefits to the owners of the acquired companies which they have contractually agreed to prospectively and the reversal of the non-cash compensation charge related to the issuance of 674,500 and 2,594,717 shares of common stock to management of and consultants to TransCom in 1998 and 1997, respectively, partially offset by a charge for recurring salary expenses of management; (c) the amortization of goodwill recorded as a result

                       TRANSPORTATION COMPONENTS, INC.

of the acquisition of the Founding Partner Companies and Purchased Companies over a forty-year estimated life; (d) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisition of the Founding Partner Companies and Purchased Companies, offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (e) the pre-acquisition results of operations for subsidiaries or affiliates of the Founding Partner Companies which were acquired by the Founding Partner Companies prior to the related acquisition by TransCom, as if those previous acquisitions were completed as of January 1, 1997; (f) certain other nonrecurring expenses with respect to the Purchased Companies, such as expenses associated with compensation plans which were terminated in conjunction with the acquisitions of their respective companies; (g) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Notes and the Credit Facility (as defined in Note
4), net of the repayment of outstanding indebtedness of the Company; and (h) the incremental provision for federal and state income taxes for all entities being combined.

3.  PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):


                                       ESTIMATED
                                  USEFUL LIVES       DECEMBER 31,
                                        IN YEARS        1998
                                      -------------  ------------
    Land............................       --        $      967
    Vehicles........................      3-10            3,963
    Building and improvements.......      5-40            1,955
    Office furniture, fixtures and
      equipment.....................      3-10            2,323
    Leasehold improvements..........      3-40            1,352
    Machinery and equipment.........      3-10            3,135
                                                     ----------
                                                         13,695
    Less - Accumulated depreciation.                     (1,091)
                                                     ----------
                                                       $ 12,604
                                                     ==========

4.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

      Accounts receivable consist of the following (in thousands):

                                                        DECEMBER 31,
                                                           1998
                                                       -----------
   Accounts receivable, trade.....................    $   33,930
   Accounts receivable, warranties................           515
   Accounts receivable, other.....................         1,831
   Purchase rebates...............................         4,176
                                                      ----------
                                                          40,452
   Less - Allowance for doubtful accounts.........        (1,978)
                                                      ----------
                                                      $   38,474
                                                      ==========

                       TRANSPORTATION COMPONENTS, INC.

      Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):


                                                              DECEMBER 31,
                                                                 1998
                                                             ------------
Balance at beginning of year ...............................     $  --
Allowance for doubtful accounts of Founding
  Partner Companies and Purchased Companies at
  acquisition dates ........................................       1,931
Additions charged to cost and expenses .....................         223
Deductions for uncollectible receivables written off .......        (219)
Bad debt recoveries ........................................          43
                                                                 -------
                                                                 $ 1,978
                                                                 =======


                                                             DECEMBER 31,
                                                                 1998
                                                             -----------

Installment notes receivable ..............................    $ 2,859
Due from employees ........................................         53
                                                               -------
                                                                 2,912
Less - current maturities .................................       (962)
                                                               -------
Notes receivable, net .....................................      1,950
Less - Allowance for doubtful accounts ....................        (96)
                                                               -------
                                                               $ 1,854
                                                               =======

Installment notes receivable represent amounts that are due beyond one year from balance sheet dates bearing interest at varying amounts, from 7.75% to 14.25% and are secured by new or used trucks.

      Inventories consist of the following (in thousands):


                                                     DECEMBER 31,
                                                         1998
                                                     ------------
   Parts inventory................................     $ 68,831
   Trucks, new and used...........................        2,523
                                                       --------
                                                       $ 71,354
                                                       ========

      Accounts payable and accrued expenses consist of the following (in thousands):


                                                     DECEMBER 31,
                                                ----------------------
                                                  1998          1997
                                                -------        -------
Accounts payable, trade ...................     $28,462        $   316
Accrued salaries and employee benefits ....       3,733           --
Accrued insurance .........................         425           --
Accrued interest ..........................         494           --
Accrued taxes .............................       4,643           --
Accrued other .............................       3,585           --
                                                -------        -------
                                                $41,342        $   316
                                                =======        =======

                       TRANSPORTATION COMPONENTS, INC.

5.  LONG TERM OBLIGATIONS

      Long-term debt obligations consist of the following (in thousands):

                                                           DECEMBER 31,
                                                               1998
                                                           ------------
    Revolving credit facility...........................   $     56,300
    Notes payable to a financial institution............          4,024
    Other...............................................            418
                                                           ------------
    Total long-term debt................................         60,742
    Less - current portion..............................         (1,651)
                                                           ------------
                                                           $     59,091
                                                           ============

At December 31, 1998, future principal payments of long-term debt are as follows (in thousands):

      Year Ending December 31 -

              1999........................            $  1,651
              2000........................               1,198
              2001........................              57,142
              2002........................                 457
              2003........................                 187
              Thereafter..................                 107
                                                       -------
                                                       $60,742
                                                       =======

CREDIT FACILITY

      On June 24, 1998 the Company entered into a three-year revolving credit facility which provides for a line of credit up to $75 million (the "Credit Facility") with The First National Bank of Chicago, as agent. The Credit Facility matures on June 24, 2001, bears interest at either LIBOR plus an applicable margin based on the ratio of funded debt to cash flows (as defined), or at the bank's prime rate, at the Company's option. An annual commitment fee of up to 1/4% is payable on any unused portion of the CrediT Facility. The Credit Facility is to be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the Credit Facility, the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends,
(iv) obtaining the lenders' consent with respect to certain individual acquisitions, (v) the maintenance of a specified level of consolidated net worth and (vi) a restriction that total debt may not exceed a specified multiple of the Company's earnings before interest, taxes and depreciation. In addition, the Credit Facility includes restrictions on the ability of the Company to pay dividends. Borrowings under the Credit Facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined).

      The outstanding balance on the Credit Facility as of December 31, 1998 was $56.3 million with a weighted average interest rate of approximately 6.6% during 1998. At December 31, 1998, $2.9 million was available for borrowings under the most restrictive covenants under the Credit Facility.

                       TRANSPORTATION COMPONENTS, INC.

NOTES PAYABLE TO A FINANCIAL INSTITUTION

      The Company has an arrangement with a lending institution to finance its new and used truck inventory. The notes are payable in monthly installments of approximately $162,000, including interest ranging from 4.9% to 11.3.%. The notes are secured by certain vehicles, machinery and equipment, and are due at various dates through 2003. The outstanding balance at December 31, 1998 was $4.0 million.

6.  PAYABLES - RELATED PARTIES

      Long-term payables to related parties consists of the following (in thousands):

                                                            DECEMBER 31,
                                                               1998
                                                           --------------
    Convertible debt .....................................    $ 15,223
    Deferred compensation payable to a former owner ......         509
    Note payable to a stockholder at 7%  payable
      upon demand ........................................         100
                                                              --------
    Payables - related parties ...........................      15,832
    Less - current maturities ............................      (1,764)
                                                              --------
                                                              $ 14,068
                                                              ========

      As of December 31, 1998, the Company has outstanding $15.2 million of convertible subordinated notes to certain former owners of the Purchased Companies as partial consideration of the acquisition purchase price. The notes bear interest at 5% and are convertible by the holder into shares of common stock, at any time after one year of issuance, at an average conversion price of $9.52 per share. Most of the notes are redeemable by the Company, as to 50% of the principal, at any time after two years of issuance. The terms of the outstanding notes require $1.6 million, $1.6 million, and $12.0 million of principal payments in 1999, 2000, and 2001, respectively. Interest on the notes is paid quarterly.

      At December 31, 1998, future principal payments of long-term payables related parties are as follows (in thousands):

            Year Ending December 31 -

                   1999........................       $  1,764
                   2000........................          1,664
                   2001........................         12,019
                   2002........................             42
                   2003........................             33
                   Thereafter..................            310
                                                      --------
                                                      $ 15,832
                                                      ========

                       TRANSPORTATION COMPONENTS, INC.

7.  INCOME TAXES

      The Company's pretax income (loss) is made up of the following (in thousands):

                                             1998         1997
                                           ------       -------
              Domestic................     $  593       $(3,108)
              Foreign.................        455         --
                                           ------       -------
                                           $1,048       $(3,108)


      The Company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The components of the provision for income taxes are as follows (in thousands):

                                              DECEMBER 31,
                                                 1998
                                             -------------
Federal --
    Current ............................       $ 2,900
    Deferred ...........................          (545)
                                               -------
                                                 2,355
State --
    Current ............................           358
    Deferred ...........................           (59)
                                               -------
                                                   299
  Total provision ......................       $ 2,654
                                               =======


      The provision for income taxes differs from an amount computed at the statutory rates as follows (in thousands):

                                                           YEAR ENDED
                                                       DECEMBER 31, 1998
                                                       -----------------
Federal income tax at statutory rates ...............        $  367
State income  taxes,  net of federal  income tax
benefit .............................................           299
Additional foreign income tax provision .............             7
Nondeductible expenses:
    Stock compensation ..............................         1,698
    Amortization of goodwill ........................           277

    Other ...........................................             6
                                                             ------
Total provision .....................................        $2,654
                                                             ======

                       TRANSPORTATION COMPONENTS, INC.

      The significant items giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

                                                   DECEMBER
                                                   31, 1998
                                                 -----------
Deferred tax assets -
    Allowance for doubtful accounts ..........     $   797
    Property and equipment ...................          12
    Accrued liabilities ......................         483
    Deferred compensation ....................         375
    Net operating loss carry forward .........         572
                                                   -------
        Total deferred tax assets ............       2,239
                                                   -------

Deferred tax liabilities -

    Inventory ................................        (165)
    Other ....................................        (974)
                                                   -------
        Total deferred tax liabilities .......      (1,139)
                                                   -------
Valuation allowance ..........................        (536)
                                                   -------
            Net deferred tax assets ..........     $   564
                                                   =======


      As of December 31, 1998, the Company's Mexico subsidiary had generated net operating loss ("NOL") carryforwards of approximately $1,630,000 available to reduce future income taxes. These carryforwards begin to expire in 2004. However, because Mexico tax laws limit the time during which these carryforwards may be applied against future taxes, the Company's Mexico subsidiary may not be able to take full advantage of the NOL for income tax purposes. As the Company's Mexico subsidiary has incurred tax losses in recent years, a valuation allowance has been established to partially offset the NOL deferred tax asset at December 31,1998.

      Additionally, deferred income taxes were not provided on the undistributed foreign earnings of the foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

8.    STOCKHOLDERS' EQUITY

COMMON STOCK AND PREFERRED STOCK

      In connection with the organization and initial capitalization of the Company, the Company issued 108,119 shares of common stock at $.01 per share to Notre Capital Ventures II, L.L.C. ("Notre"). Notre incurred $20,535 of expenses on behalf of the Company for which the Company issued 2,054,269 shares to Notre in November 1997.

      In November 1997, the Company issued a total of 432,329 shares of common stock to management and directors of and consultants to the Company at a price of $0.01 per share. As a result, the Company recorded a nonrecurring, noncash compensation charge of $3.1 million, representing the difference between the amount paid for the shares and an estimated fair value of the shares on the date of sales if the Founding Companies were combined. During the first quarter of 1998, the Company issued an additional 674,500 shares to management of the Company at a price of $0.01 per share. As a result, the Company recorded a nonrecurring, noncash compensation charge of $4.9 million, representing the difference between the amount paid for the shares and an estimated fair value of the shares on the date of sales if the Founding Companies were combined.

                       TRANSPORTATION COMPONENTS, INC.

      TransCom effected a 108.1194-for-one stock dividend in April 1998, for each share of common stock of the Company then outstanding. In addition, the Company increased the number of authorized shares of common stock to 100,000,000 and authorized 5,000,000 shares of $.01 par value preferred stock. The effects of the common stock dividend have been retroactively reflected on the balance sheet.

      On June 24, 1998, the Company sold 5,000,000 shares of common stock to the public at $8.00 per share. The net proceeds to the Company from the IPO (after deducting underwriting commissions and IPO costs) were $29.5 million. Of this amount, $15.7 million was used to pay the cash portion of the purchase prices to the Founding Partner Companies.

      In connection with the IPO, the Company granted its underwriters an option to sell an additional 750,000 shares at $8.00 per share. On June 30, 1998, the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $5.6 million after deducting underwriting commissions.

      On June 24, 1998, the Company issued 7,493,394 shares of common stock to acquire the Founding Partner Companies. In connection with the IPO, the Company issued five-year warrants to purchase 669,894 shares of common stock at an exercise price of $6.12 per share. From the IPO date to December 31, 1998, the Company issued an additional 1,215,204 shares of common stock as a portion of the consideration to acquire the Purchased Companies.

RESTRICTED VOTING COMMON STOCK

      In April 1998, the Company authorized 2,000,000 shares of $.01 par value restricted voting common stock ("Restricted Common Stock") and the primary stockholder exchanged 1,912,388 shares of common stock for an equal number of shares of Restricted Common Stock. The holders of Restricted Common Stock are entitled to elect one member of the Company's board of directors and to represent 0.75 of one vote for each share on all other matters on which they are entitled to vote. Holders of Restricted Common Stock are not entitled to vote on the election of any other directors.

      Each share of Restricted Common Stock will automatically convert to common stock on a share-for-share basis (a) in the event of a disposition of such share of Restricted Common Stock by the holder thereof (other than a distribution which is a distribution by a holder to its partners or beneficial owners or a transfer to a related party of such holder (as defined in Sections 267, 707, 318 and /or 4946 of the Internal Revenue Code of 1986, as amended), (b) in the event any person acquires beneficial ownership of 15% or more of the total number of outstanding shares of common stock of the Company, (c) in the event any person offers to acquire 15% or more of the total number of outstanding shares of common stock of the Company, (d) in the event a majority of the aggregate number of votes which may be cast by the holders of outstanding shares of common stock and Restricted Common Stock entitled to vote approve such conversion. After June 30, 2000, the board of directors may elect to convert any remaining shares of Restricted Common Stock into shares of common stock in the event 80% or more of the originally outstanding shares of Restricted Common Stock have been previously converted into shares of common stock.

                       TRANSPORTATION COMPONENTS, INC.

WEIGHTED AVERAGE SHARES

      The following table summarizes the weighted average shares outstanding for each of the periods presented:

                                                                                    PERIOD FROM
                                                                                     INCEPTION
                                                                                    (OCTOBER 9,
                                                                    YEAR ENDED        1997) TO
                                                                    DECEMBER 31,     DECEMBER 31,
                                                                        1998             1997
                                                                    -------------   -------------
     Shares issued to Notre Capital Ventures, II,
       L.L.C., management and consultants ......................      3,269,217       3,269,217

      Weighted average shares sold to public pursuant to the IPO      2,996,575            --

       Weighted average shares issued to acquire the Founding
           Partner Companies ...................................      3,921,201            --

       Weighted average shares issued to acquire the
           Purchased Companies .................................        261,477            --
                                                                    -----------     -----------
           Weighted average shares - basic and diluted .........     10,448,470       3,269,217
                                                                    ===========     ===========


      The computation of diluted weighted average shares does not include shares potentially issuable for options, warrants and conversion of the convertible subordinated notes because their inclusion would have been antidilutive.

9.  EMPLOYEE BENEFIT PLANS

      Certain of the Company's subsidiaries sponsor various defined contribution savings plans for their associates. Generally, the subsidiaries match a portion of the amount deferred by participating associates. The Company's contribution to these plans during 1998 was approximately $233,000.

10.  COMMITMENTS AND CONTINGENCIES

LEASES

      The Company leases certain facilities and equipment under non-cancelable operating leases. Rent expense for the year ended December 31, 1998 was $2.5 million. Concurrent with the acquisitions of certain Founding Partner Companies and Purchased Companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from one to ten years and provide for certain escalations in the rental expenses each year. Included in the 1998 rent expense above is $1.3 million of rent paid to these related parties. The following represents future minimum rental payments under non-cancelable operating leases (in thousands):

            Year Ending December 31 -

                     1999........................   $  5,280
                     2000........................      4,631
                     2001........................      4,279
                     2002........................      3,807
                     2003........................      3,163
                                                    --------
                                                    $ 21,160
                                                    ========

                       TRANSPORTATION COMPONENTS, INC.

LITIGATION

    The Company is from time to time party to litigation in the ordinary course of business. There are currently no pending legal proceedings that, in management's opinion, would have material adverse effect on the Company's operating results or financial condition. The Company maintains various insurance coverages in order to minimize financial risk associated with certain claims. The Company has provided accruals for probable losses and legal fees associated with certain of these actions in the accompanying consolidated financial statements.

INSURANCE

      The Company carries a broad range of insurance coverage, including business auto liability, general liability, workers' compensation, excess liability, commercial property and an umbrella policy. The Company has not incurred significant claims or losses on any of these insurance policies.

11.  STOCK OPTION PLANS

LONG-TERM INCENTIVE PLAN

      In March 1998, the Company's stockholders approved the Company's 1998 Long-Term Incentive Plan (the "Incentive Plan") which provides for the granting or awarding of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents or other incentive awards to directors, officers, key employees and consultants to the Company.

      An aggregate of the greater of 2,500,000 or 15% of the total outstanding shares of the Company's common stock are authorized to be issued under the Incentive Plan. Options granted generally are at fair market value on the date of grant and become exercisable in five equal annual installments beginning on the first anniversary of the date of grant. The options expire ten years from the date of grant if unexercised.

NON-EMPLOYEE DIRECTORS' STOCK PLAN

      The Company's 1998 Non-Employee Directors' Stock Plan (the "Directors' Stock Plan") provides for the granting of options to non-employee directors of the Company to purchase shares of the Company's common stock at the fair market value on the date of grant. An aggregate of 250,000 shares of common stock are authorized to be issued under the Directors' Stock Plan. The granted options become exercisable immediately upon grant. The options expire at the earlier of
(i) ten years from the date of grant or (ii) one year after the non-employee director ceases to serve as a director of the Company.

      The following table summarizes activity under the Company's stock option plans:

                                                                        1998
                                                                     ----------
Options outstanding, beginning of year ........................            --
    Granted (range of exercise prices, $3.50 to $8.00) ........       2,139,725
    Forfeited (range of exercise prices, $3.75 to $8.00) ......         (13,640)
                                                                     ----------

Options outstanding, end of year ..............................       2,126,085
                                                                     ==========

      The Company accounts for its stock-based compensation under APB No. 25, "Accounting for Stock Issued to Employees". Under this accounting method, no expense in connection with a stock option is recognized in the consolidated statements of operations if the exercise price of the option is equal to the market price of the stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires that if a company accounts for stock-based compensation in accordance with APB No. 25, the company must also disclose the effects on its results of operations as if an estimate of the value of stock-based compensation at the date of grant was recorded as an expense in the Company's statement of operations.

These effects for the Company are as follows (in thousands, except per share data):

                                                        1998
                                                       --------
        Net Loss
            As reported............................. $ (1,606)
            Pro forma for SFAS No. 123..............   (2,144)

        Loss Per Share - Diluted
            As reported............................. $  (0.15)
            Pro forma for SFAS No. 123..............    (0.21)


      The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

             Expected dividend yield................ 0.00%
             Expected stock price volatility........ 45.0%
             Risk free interest rate................ 5.74%
             Expected life of options............... 7 years

      Options outstanding at December 31, 1998, had exercise prices ranging from $3.50 to $8.00, a weighted average remaining contractual life of 9.5 years, a weighted average fair value of $4.56 per option and a weighted average exercise price of $7.50 per option. Options to purchase 30,000 shares at $8.00 per share were exercisable at December 31, 1998.

12.  SEGMENT INFORMATION

      TransCom adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information", beginning with the year ended December 31, 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

      TransCom classifies its business into two reportable segments based on geographic areas: "Domestic" (revenues generated to customers for use within the United States) and "International" (revenues generated to customers for use outside the United States - Canada, Mexico, South America, Central America, Australia, New Zealand and Asia). All international operations have been aggregated into one reportable segment because their operations are similar in the nature of the product and production process, type of customer, and distribution method.

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on revenue. In addition, general corporate assets have been included in the calculation of identifiable assets and are classified under domestic.

      Information as to the operations of TransCom's reportable segments is as follows (in thousands):

            1998                       DOMESTIC    INTERNATIONAL     TOTAL
            ----                     -----------   -------------     -----
    Revenues ..................       $120,118       $ 13,595       $133,713


    Operating income ..........            852          1,592          2,444


    Identifiable assets .......        183,897         35,008        218,905

    Depreciation and
    amortization expense ......          1,735            172          1,907


    Capital expenditures ......          2,459             56          2,515


      Information as to TransCom's operations in different geographical areas is as follows (in thousands):

                          UNITED                               ALL OTHER
      1998                STATES      MEXICO      CANADA     INTERNATIONAL(1)      TOTAL
      ----               ---------   --------     ------     ----------------     -------
    Revenues ........    $120,118    $  8,841    $  1,275        $  3,479        $133,713
    Long-lived assets      76,859      12,313       9,295            --            98,467

----------------------
(1)  Includes South America, Central America, Australia, New Zealand and Asia.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The table below sets forth the unaudited consolidated operating results by quarter for the year ended December 31, 1998 (in thousands, except per share data):

                                               FOR THE THREE MONTHS ENDED
                                 -----------------------------------------------------
                                   MARCH 31     JUNE 30    SEPTEMBER 30    DECEMBER 31
                                 ----------   ---------   --------------  -------------
         1998
    Revenues ................    $    --       $ 3,786        $58,423        $71,504
    Gross profit ............         --         1,122         17,234         22,005
    Net income (loss) .......       (4,850)         24          1,801          1,419

    Earnings (loss) per share
      Basic .................    $   (1.48)    $  0.01        $  0.11        $  0.08
      Diluted ...............        (1.48)       0.01           0.11           0.08


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item 10 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 1999 for its Annual Meeting of Stockholders to be held on May 27, 1999.

ITEM 11.    EXECUTIVE COMPENSATION

      The information called for by Item 11 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 1999 for its Annual Meeting of Stockholders to be held on May 27, 1999.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 1999 for its Annual Meeting of Stockholders to be held on May 27, 1999.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 1999 for its Annual Meeting of Stockholders to be held on May 27, 1999.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (A)   FINANCIAL STATEMENTS:

            (1) Consolidated Financial Statements of the Company which are included at Item 8 of this report, and incorporated herein by reference.

            (2) Financial Statement Schedules are inapplicable or the required information is included in the Company's Consolidated Financial Statements or the Notes thereto.

      (B)   REPORTS ON FORM 8-K:

            None

      (C)   EXHIBITS:

                                                                                           INCORPORATED BY REFERENCE TO
                                                                                         THE EXHIBIT INDICATED BELOW AND
                                                                                             TO THE FILING WITH THE
                                                                                           COMMISSION INDICATED BELOW
                                                                                         ---------------------------------
    EXHIBIT                                                                                 EXHIBIT         FILING OR
    NUMBER                DESCRIPTION OF EXHIBITS                                           NUMBER        FILE NUMBER
   ---------              -----------------------                                          ---------      ------------
     3.1  -- Amended and Restated Certificate of Incorporation of                             3.1           333-50447
             Transportation Components, Inc.

     3.2  -- Bylaws of Transportation Components, Inc., as amended.                           3.2           333-50447

     4.1  -- Form of certificate evidencing ownership of Common Stock of                      4.1           333-50447
             Transportation Components, Inc.

    10.1  -- Transportation Components, Inc. 1998 Long-Term Incentive Plan                   10.1           333-50447

    10.2  -- Transportation Components, Inc. 1998 Non-Employee Directors'                    10.2          333-50447
             Stock Plan.

    10.3  -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.3          333-50447
             and among Transportation Components, Inc., Charles W. Carter Co. -
             Los Angeles and the Stockholders named herein.

    10.4  -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.4          333-50447
             and among Transportation Components, Inc., Proveedor Mayorista al
             Refaccionario, S.A. de C.V. (Promare) and the Stockholders named herein.

    10.5  -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.5          333-50447
             and among Transportation Components, Inc., PIA Acquisition
             Corporation, Plaza Automotive, Inc. and the Stockholders named herein.

    10.6  -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.6          333-50447
             and among Transportation Components, Inc., CBC Acquisition
             Corporation, The Cook Brothers Companies, Inc. and the Stockholders
             named herein.



                                                                                           INCORPORATED BY REFERENCE TO
                                                                                         THE EXHIBIT INDICATED BELOW AND
                                                                                             TO THE FILING WITH THE
                                                                                           COMMISSION INDICATED BELOW
                                                                                         ---------------------------------
    EXHIBIT                                                                                 EXHIBIT         FILING OR
    NUMBER                DESCRIPTION OF EXHIBITS                                           NUMBER        FILE NUMBER
   ---------              -----------------------                                          ---------      ------------
    10.7  -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.7          333-50447
             and among Transportation Components, Inc., TPE Acquisition
             Corporation, TPE, Inc. and the Stockholders named herein.

    10.8  -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.8          333-50447
             and among Transportation Components, Inc., UFS Acquisition
             Corporation, Universal Fleet Supply and the Stockholders named herein.

    10.9  -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.9          333-50447
             and among Transportation Components, Inc., DLI Acquisition
             Corporation, Drive Line, Inc. and the Stockholders named herein.

    10.10 -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.10         333-50447
             and among Transportation Components, Inc., GWI Acquisition
             Corporation, TOI Acquisition Corporation, OTP Acquisition
             Corporation, Gear and Wheel, Inc., Try One, Inc. Ocala Truck Parts,
             Inc. and the Stockholders named herein.

    10.11 -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.11          333-50447
             and among Transportation Components, Inc., CTC Acquisition
             Corporation, LLL Acquisition Corporation, MLS Acquisition
             Corporation, Transportation Components Company, L.L.L., Inc. and
             MSL, Inc. and the Stockholders named herein.

    10.12 -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.12          333-50447
             and among Transportation Components, Inc., APM Acquisition
             Corporation, AIII Acquisition Corporation, Amparts, Inc., Amparts
             International, Inc. and the Stockholders named herein.

    10.13 -- Agreement and Plan of Organization dated as of April 14, 1998, by               10.13          333-50447
             and among Transportation Components, Inc., Perfection Equipment
             Company and the Stockholders named herein.

    10.14 -- Form of Employment Agreement between Transportation Components,                 10.14          333-50447
             Inc. and each of Messrs. Young, Gooch, McConnell, Pryzant, Bucaro and Blum.

    10.15 -- Credit Agreement dated as of June 24, 1998 among the Company, the               10.15      Second Quarter 1998
             banks listed therein and The First National Bank of Chicago, as                                Form 10-Q
             agent

    10.20 -- Form of Founders' Employment Agreement                                          10.20          333-50447

    10.21 -- Form of Agreement Among Certain Stockholders                                    10.21          333-50447

    10.22 -- Form of Indemnity Agreement with Notre Capital Ventures II,                     10.22          333-50447
             L.L.C.

    21.1  -- List of subsidiaries of Transportation Components, Inc.                         21.1        Filed herewith

    23.1  -- Consent of Arthur Andersen LLP                                                  23.1        Filed herewith

    23.2  -- Consent of Arthur Andersen LLP                                                  23.2        Filed herewith

    27    -- Financial Data Schedule                                                         27          Filed herewith

    99    -- Financial Statements of certain Founding Partner Companies                      99          Filed herewith
            (Transportation Components Group, Amparts Group, Plaza Automotive,
            Inc., Perfection Group and Drive Line, Inc.) are set forth beginning with the Index to Financial Statements on Page F-1 herein.


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TRANSPORTATION COMPONENTS, INC.


                                    By: /s/ T. MICHAEL YOUNG
                                       T. MICHAEL YOUNG, CHAIRMAN OF THE BOARD,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER


                                    Date: March 31, 1999


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

          SIGNATURE                                      TITLE                                  DATE
          ---------                                    ---------                              ---------
   /S/  T. MICHAEL YOUNG                    Chairman of the Board, President, and Chief
   T. MICHAEL YOUNG                         Executive Officer                              March 31, 1999

                                            Senior Vice President, Chief
                                            Financial Officer and Director
   /S/  MAC  MCCONNELL                        (PRINCIPAL FINANCIAL AND
   MAC MCCONNELL                               ACCOUNTING OFFICER)                         March 31, 1999

   /S/  MAURA L. BERNEY
   MAURA L. BERNEY                          Director                                       March 31, 1999

   /S/  LOUIS J. BOGGEMAN, JR.              Senior Vice President, Chief Operating
   LOUIS J. BOGGEMAN, JR.                   Officer and Director                           March 31, 1999

   /S/  HENRY B. COOK, JR.
   HENRY B. COOK, JR.                       Vice President - Purchasing and Director       March 31, 1999

   /S/ I.T. CORLEY
   I.T. CORLEY                              Director                                       March 31, 1999

   /S/  RODOLFO A. DUEMICHEN
   RODOLFO A. DUEMICHEN                     Director                                       March 31, 1999

   /S/  J. DAVID GOOCH
   J. DAVID GOOCH                           Director                                       March 31, 1999


   /S/  LAWRENCE K. KNG
   LAWRENCE K. KING                         Director                                       March 31, 1999

   /S/  PETER D. LUND
   PETER D. LUND                            Director                                       March 31, 1999

   /S/ JOHN R. OREN
   JOHN R. OREN                             Director                                       March 31, 1999

   /S/ EVERETT W. PETRY
   EVERETT W. PETRY                         Director                                       March 31, 1999

   /S/  RONALD G. SHORT
   RONALD G. SHORT                          Director                                       March 31, 1999

   /S/  THOMAS A. WORK
   THOMAS A. WORK                           Director                                       March 31, 1999
