Form 10-Q
period 1999-03-31
TRANSPORTATION COMPONENTS INC
filed 1999-05-17
CIK 1059706

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q
(Mark One)

    [X] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the registrant's common stock, as of May 13, 1999, was 17,727,815.

                       TRANSPORTATION COMPONENTS, INC.

                                    INDEX


PART I. - FINANCIAL INFORMATION                                           PAGE
                                                                          ----
Item 1.  Financial Statements

Consolidated  Balance Sheets of Transportation  Components,  Inc. at
 March 31, 1999 (Unaudited) and December 31, 1998........................    3
Unaudited Consolidated Statements of Operations of Transportation
 Components, Inc. for the three months ended March 31, 1999 and March
 31, 1998................................................................    4
Unaudited Consolidated Statements of Cash Flows of Transportation
 Components, Inc. for the three months ended March 31, 1999 and March
 31, 1998................................................................    5
Notes to Unaudited Consolidated Financial Statements.....................    6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................    9


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   15
Item 6.  Exhibits and Reports on Form 8-K................................   15
Signature................................................................   16

                       TRANSPORTATION COMPONENTS, INC.

                        CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,   DECEMBER 31,
                           ASSETS                                 1999         1998
                                                               ---------    ---------
Current assets:                                               (UNAUDITED)    (NOTE 1)

    Cash and cash equivalents ..............................   $   2,693    $   4,090
    Accounts receivable, net of allowance for bad debts of
$1,988 and $1,978 ..........................................      41,265       38,474
    Receivables from related parties .......................          82           92
    Notes receivable, current ..............................         948          962
    Inventories ............................................      73,204       71,354
    Prepaid expenses and other .............................       1,711        2,027
    Deferred tax asset .....................................       3,317        3,439
                                                               ---------    ---------
         Total current assets ..............................     123,220      120,438

Property and equipment, net ................................      12,581       12,604
Notes receivable, net ......................................       1,731        1,854
Notes receivable from related parties ......................         831          822
Goodwill, net ..............................................      81,546       81,832

Other assets ...............................................       1,210        1,355
                                                               ---------    ---------
         Total assets ......................................   $ 221,119    $ 218,905
                                                               =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses ..................   $  43,179    $  41,342
    Payables to related parties ............................       1,774        1,764
    Current portion of long-term debt ......................       1,582        1,651

    Other current liablities ...............................         365          237
                                                               ---------    ---------

         Total current liablities ..........................      46,900       44,994

Long-term debt, less current portion .......................      57,040       59,091
Deferred tax liability .....................................       3,224        2,875

Payables to related parties ................................      14,077       14,068
                                                               ---------    ---------

         Total liablities ..................................     121,241      121,028
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par, 5,000,000 shares authorized,
      none issued ..........................................        --           --
    Common stock, $0.01 par, 102,000,000 shares authorized,
      17,727,815 shares outstanding ........................         177          177
    Additional paid-in capital .............................     102,393      102,414

    Retained deficit .......................................      (2,692)      (4,714)
                                                               ---------    ---------

         Total stockholders' equity ........................      99,878       97,877
                                                               ---------    ---------

         Total liabilities and stockholders' equity ........   $ 221,119    $ 218,905
                                                               =========    =========

       The accompanying notes are an integral part of these consolidated financial statements.

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1999           1998
                                                       ------------    ------------
Revenues ...........................................   $     78,242    $       --

Cost of sales ......................................         53,763            --
                                                       ------------    ------------
    Gross profit ...................................         24,479            --


Selling, general and administrative expenses .......         19,831           4,850
                                                       ------------    ------------

Income (loss) from operations ......................          4,648          (4,850)

Other income (expense):
    Interest expense ...............................         (1,248)           --

    Other income, net ..............................            228            --
                                                       ------------    ------------
Income (loss) before income taxes ..................          3,628          (4,850)

Provision for income taxes .........................          1,668            --
                                                       ------------    ------------
Net income (loss) ..................................   $      1,960    $     (4,850)
                                                       ============    ============




Income (loss) per share - Basic ....................   $       0.11    $      (1.48)
                                                       ============    ============


Income (loss) per share - Diluted ..................   $       0.11    $      (1.48)
                                                       ============    ============

Number of shares used in the per share calculations:

    Basic ..........................................     17,727,815       3,269,217
    Diluted ........................................     19,328,648       3,269,217
                                                       ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                           1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................       $ 1,960        $(4,850)
Adjustments to reconcile net income
    (loss) to net cash provided by
    operating
      activities:
    Depreciation and amortization ................         1,227           --
    Provision for bad debts ......................           136           --
    Gain on sale of assets .......................            12           --
    Compensation expense related to
    issuance of common stock to
    management and consultants ...................          --            4,850
Changes in operating assets and
    liabilities:
    Accounts receivable and notes
     receivable ..................................        (2,522)          --
    Inventories ..................................        (1,804)          --
    Other assets .................................           139         (2,631)
    Accounts payable and accrued
     expenses ....................................         2,208          2,631
                                                         -------        -------
        Net cash  provided by operating
     activities ..................................         1,356           --
                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and
     equipment ...................................          (727)          --

    Other ........................................           110           --
                                                         -------        -------
        Net cash used in investing
     activities ..................................          (617)          --
                                                         -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Net repayments of long term debt .............        (2,141)          --
    Proceeds from issuance of common
     stock, net of offering costs ................          --                7
                                                         -------        -------
        Net cash (used in)  provided by
     financing activities ........................        (2,141)             7
                                                         -------        -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........             5           --
                                                         -------        -------
Net increase (decrease) in cash and
 cash equivalents ................................        (1,397)             7
Cash and cash equivalents, beginning
 of period .......................................         4,090              5
                                                         -------        -------
Cash and cash equivalents, end of
 period...........................................       $  2,693       $    12
                                                         =======        =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       TRANSPORTATION COMPONENTS, INC.

1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

      Transportation Components, Inc., a Delaware corporation also known as TransCom USA ("TransCom", and collectively with its subsidiaries, the "Company"), was founded in October 1997 to become a leading national distributor of replacement parts and supplies for commercial trucks, trailers and other heavy duty vehicles and equipment. Prior to its initial public offering (the "IPO"), TransCom had not conducted any operations. Concurrent with the consummation of its IPO on June 24, 1998, TransCom acquired nine companies (the "Founding Partner Companies") in separate merger transactions. After the IPO, TransCom acquired an additional nine companies (the "Purchased Companies") in the third and fourth quarters of 1998.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presenation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

      The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date of the financial statements are published and (iii) the reported amount of revenues and expenses recognized during the periods presented. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The Company regularly reviews all significant estimates affecting its consolidated financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired using the "purchase" method of accounting and, accordingly, is subject to final adjustment.

                       TRANSPORTATION COMPONENTS, INC.

2.    EARNINGS (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except for share and per share data):

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                        1999            1998
                                                    -----------     -----------
   NET INCOME (LOSS)

      Net income (loss) .......................     $     1,960     $    (4,850)
      Add interest on 5% convertible debt
      (assumed converted), net of federal
      income tax effect .......................             116            --
                                                    -----------     -----------
      Adjusted net income (loss) ..............     $     2,076     $    (4,850)
                                                    ===========     ===========

BASIC
      Basic weighted average shares ...........      17,727,815       3,269,217
                                                    ===========     ===========

DILUTED
      Basic weighted average shares ...........      17,727,815       3,269,217
      Effect on Dilutive securities
          Options .............................           1,195            --
          Warrants ............................            --              --

          Convertible debt ....................       1,599,638            --
                                                    -----------     -----------

      Diluted weighted average shares .........      19,328,648       3,269,217
                                                    ===========     ===========

NET INCOME (LOSS) PER SHARE

      Basic ...................................     $      0.11     $     (1.48)
                                                    ===========     ===========
      Diluted .................................     $      0.11     $     (1.48)
                                                    ===========     ===========

3.    LONG TERM OBLIGATIONS

      Long-term debt obligations consist of the following (in thousands):

                                                   MARCH 31,   DECEMBER 31,
                                                     1999          1998
                                                 -----------   ----------
   Revolving credit facility....................   $54,500       $56,300
   Notes payable to a financial institution.....     3,742         4,024
   Other........................................       380           418
                                                 ----------    ----------
   Total long-term debt.........................    58,622        60,742
   Less:  current portion.......................    (1,582)       (1,651)
                                                 ----------    ----------
                                                   $57,040       $59,091
                                                 ==========    ==========

                       TRANSPORTATION COMPONENTS, INC.

4.    COMPREHENSIVE INCOME

      In 1998, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 130, "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. Comprehensive income, which encompasses net income (loss) and currency translation adjustments, is as follows:

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                     -------------------
                                                        1999      1998
                                                      -------   -------
       Net  income  (loss)  attributable  to common
       stockholders ...............................   $ 1,960   $(4,850)

       Currency translation adjustments ...........        62      --
                                                      -------   -------
       Comprehensive income (loss) ................   $ 2,022   $(4,850)
                                                      =======   =======


5.    SEGMENT INFORMATION

      TransCom classifies its business into two reportable segments based on geographic areas: "Domestic" (revenues generated from customers for use within the United States) and "International" (revenues generated from customers for use outside the United States - Canada, Mexico, South America, Central America, Australia, New Zealand, Europe and Asia). All international operations have been aggregated into one reportable segment because their operations are similar in the nature of the product and production process, type of customer, and distribution method. Operating income by segment is calculated using direct cost of goods and services, direct selling, general and administration expenses, and allocating general office expenses based on segment revenues.

      Information as to the operations of TransCom's reportable segments is as follows (in thousands):

THREE MONTHS ENDED MARCH 31, 1999     DOMESTIC INTERNATIONAL INTERSEGMENT  TOTAL

Revenues ..........................    $70,151    $ 8,155    $   (64)    $78,242
                                       =======    =======    =======     =======
Operating income ..................      3,915        753        (20)      4,648
                                       =======    =======    =======     =======

Identifiable assets ...............        185         36                    221
                                       =======    =======                =======

Depreciation and amortization
expense ...........................      1,054        173                  1,227
                                       =======    =======                =======

Capital expenditures ..............        638         85                    727
                                       =======    =======                =======


      Information as to TransCom's operations in different geographical areas is as follows (in thousands):

                                     UNITED                           ALL OTHER
                                     STATES      MEXICO     CANADA   INTERNATIONAL(1)  TOTAL
THREE MONTHS ENDED MARCH 31, 1999    -------    -------     ------   -------------   ------------
Revenues..........................   $70,151    $ 4,544     $2,628       $919         $78,242
Long-lived assets.................    77,087     11,385      9,427         --          97,899

----------------------
(1)  Includes South America, Central America, Australia, Europe and Asia.

                       TRANSPORTATION COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS REPORT ON FORM 10-Q CONTAINS SOME "FORWARD-LOOKING STATEMENTS" WHICH GIVE THE COMPANY'S CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMS SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR OTHER SIMILAR WORDS IN ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. IN PARTICULAR, THE COMPANY HAS IDENTIFIED SPECIFIC RISKS AND UNCERTAINTIES RELATED TO THE COMPANY'S BUSINESS UNDER "ITEM 1. BUSINESS - RICK FACTORS" ON PAGE 9 OF THE COMPANY'S ANNUAL REPORT OR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING statements. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE LITIGATION SECURITIES LITIGATION REFORM ACT OF 1995.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto in this Report, and the Company's audited consolidated financial statements contained in the Form 10-K for the year ended December 31, 1998. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

OVERVIEW AND SIGNIFICANT DEVELOPMENTS

      The following discussion is based upon the historical consolidated financial information for the Company, which includes the operations of the nine original companies (the "Founding Partner Companies") from the date of their acquisition on June 24, 1998, and of the nine subsequent acquisitions (the "Purchased Companies") from their respective acquisition dates in the third and fourth quarters of 1998.

      RESULTS OF OPERATIONS. During the quarter ended March 31, 1999, the Company had net income of $2.0 million, or $0.11 per diluted share, compared to a net loss of $4.9 million, or $(1.48) per diluted share, for the first quarter of 1998.

      The results for the three months ended March 31, 1998 include a non-recurring, non-cash compensation charge of $4.9 million related to common stock issued to the Company's management and consultants to the Company.

      The Company's revenues in the first quarter of 1999 were $78.2 million. Approximately $56 million of these revenues were contributed by the Founding Partner Companies with the remaining approximately $22 million of revenues being contributed by the Purchased Companies.

      OTHER EVENTS. During 1998, one of the Founding Partner Companies recorded approximately $13 million of revenues from sales of parts, equipment and services to two major oilfield service companies. As a result of the overall slowdown in the oilfield services industry, the Company expects sales to these two companies in 1999 to decline significantly from 1998 levels, especially after the first quarter of 1999.

      OPERATING STRATEGY. The Company has shifted its focus in the near term from aggressive acquisition growth to integrating its existing 18 companies. In the near future, the Company will concentrate on:

      o INCREASING PURCHASING SYNERGIES. The Company expects to realize significant cost savings through purchasing economies of scale. The Company is in the process of implementing product line commonality among its 18 companies that will increase volume to selected vendors. The increased volume generated from the Company's size and common vendors will provide greater purchasing discounts for the Company. The purchasing synergies began to be material in the fourth quarter of 1998, and are expected to increase in significance throughout 1999.

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

            o The opportunity to identify those "best practices" that can be successfully implemented throughout the Company's operations.

            o The opportunity to identify those "best practices" that can be successfully implemented throughout the Company's operations.

      o INSTALLING COMPANY-WIDE INFORMATION TECHNOLOGY SYSTEMS. The Company is planning to install common operating and financial systems among the operating facilities over the next 18 months. These systems are described in more detail below under "Information Technology Systems and Year 2000 Strategy." These systems are expected to provide timely, accurate and uniform information to the Company's management which will enable the Company to provide better service to its customers and operate more efficiently with a lower cost structure. While management estimates that it will take approximately 18 months to fully implement these systems throughout the Company, the Company expects to begin realizing some benefits from these in the second half of 1999.

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

GENERAL

      On June 24, 1998, TransCom consummated its initial public offering ("IPO") and the mergers (the "Mergers") of nine companies (the "Founding Partner Companies"). After the IPO, TransCom acquired an additional nine companies (the "Purchased Companies") in separate merger transactions. TransCom, the Founding Partner Companies and the Purchased Companies are hereinafter referred to as the Company.

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

      The Mergers were accounted for using the purchase method of accounting. Accordingly, the excess of the fair value of the Merger consideration paid of $82.9 million over the fair value of the net assets acquired by TransCom from the Founding Partner Companies and Purchased Companies was recorded as "goodwill". The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired using the "purchase" method of accounting and, accordingly, is subject to final adjustment. The goodwill will be amortized over its estimated useful life of 40 years as a non-cash charge to operating income, which is not deductible for tax purposes.

RESULTS OF OPERATIONS--COMBINED

                                                 THREE  MONTHS ENDED MARCH 31
                                          -----------------------------------------
                                             1999          %          1998     %
                                          --------    --------     --------  ------
                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ..............................   $ 78,242       100.0     $   --      --

Cost of sales .........................     53,673        68.7         --      --
                                          --------    --------     --------  ------
    Gross profit ......................     24,479        31.3         --      --

Selling, general and administrative ...     19,831        25.4        4,850    --
                                          --------    --------     --------  ------
    Income (loss) from operations .....      4,648         5.9       (4,850)
Interest expense ......................     (1,248)       (1.6)        --      --

Other income ..........................        228          .3         --      --
                                          --------    --------     --------  ------

    Income (loss) before income taxes .   $  3,628         4.6     $ (4,850)   --
                                          ========    ========     ========  ======

RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

      The Company was formed in October 1997 and had no operations prior to the IPO in June 1998, other than non-cash compensation charges and other start-up expenses. Accordingly, the results of operations for the three months ended March 31, 1999 are not comparable in any respect to the results of operations for the three months ended March 31, 1998.

      REVENUES. There were no revenues during the three months ended March 31, 1998 compared to $78.2 million of revenues for the three months ended March 31, 1999. All of the 1999 revenues are from the Founding Partner Companies which were acquired as of June 24, 1998, and the Purchased Companies which were acquired in the second half of 1998.

      GROSS PROFIT. There was no gross profit for the three months ended March 31, 1998 compared to $24.5 million of gross profit for the three months ended March 31, 1999. All of the 1999 gross profit is associated with the Founding Partner Companies which were acquired as of June 24, 1998, and the Purchased Companies which were acquired in the second half of 1998.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $14.9 million from $4.9 million for the three months ended March 31, 1998 to $19.8 million for the three months ended March 31, 1999. Approximately $18.1 million of the increase is associated with the operations of the Founding Partner Companies which were acquired as of June 24, 1998, and the Purchased Companies which were acquired in the second half of 1998. The Company's establishment as a public company in 1998 resulted in approximately $1.2 million of general office and management expenses in 1999 whereas no such corporate expenses are reflected in 1998 since the Company was not yet public. Amortization of goodwill accounted for $.5 million of the increase. The non-recurring, non-cash compensation charges of $4.9 million during the first quarter of 1998 is related to common stock issued to the Company's management and consultants to the Company.

      INTEREST EXPENSE. There was no interest expense for the three months ended March 31, 1998 compared to $1.2 million of interest expense for the three months ended March 31, 1999. The 1999 interest expense is associated with the consideration paid and debt assumed in connection with the acquisition of the Founding Partner Companies and the Purchased Companies, and debt incurred to provide general working capital.

      OTHER INCOME. Other income was $.2 million for the three months ended March 31, 1999. Other income in 1999 includes $62,000 of interest income and $107,000 from gains on foreign currency translation and transaction adjustments associated with the Company's operations in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated $1.4 million in net cash from operating activities in the three months ended March 31, 1999. Net cash used for investing activities was $.6 million for the three months ended March 31, 1999, primarily relating to the purchase of information technology and vehicles. Net cash used for financing activities was $2.1 million for the year ended March 31, 1999. The cash used for financing activities in 1999 consisted primarily of $1.8 million of repayments on the Company's line of credit and $.3 million of repayments of debt acquired with the acquisition of the Founding Partner Companies and the Purchased Companies. At March 31, 1999, the Company had cash of $2.7 million, working capital of $76.3 million and total debt of $74.5 million.

      The Company anticipates that over the near term, its cash flow from operations will provide cash in excess of the Company's normal working capital needs. Planned capital expenditures for equipment are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Company's line of credit or other sources of financing.

      The Company will require additional capital to fund any future acquisitions. At this time, the Company does not plan to grow through acquisitions in the near term unless the market price of the Company's common stock rises to levels that will make acquisitions, using the Company's common stock as consideration, accretive to the Company's earnings or the Company generates excess cash flow. The Company also may pursue additional equity or debt financing to fund future acquisitions, although there can be no assurances that additional financing would be available on terms attractive to the Company.

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

      The Company is developing a comprehensive contingency plan to address Year 2000 issues with respect to the Company's internal information technology systems and those of its customers, vendors and other third parties. The Company's contingency plans will include the use of vendors and other third parties that are Year 2000 compliant and the use of alternative data processing systems or temporary manual information systems as necessary. The contingency plan is expected to be completed and approved by management within the next three months.

FOREIGN CURRENCY FLUCTUATIONS

      A portion of the Company's consolidated revenues are billed and collected in Mexican pesos and Canadian dollars. Additionally, substantially all of the operating expenses related to foreign locations are incurred in a foreign currency. Consequently, the Company's reported financial results are affected by fluctuation of foreign currencies against the U.S. dollar. The Company periodically performs foreign currency hedging to reduce its foreign currency transaction exposures.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A.    EXHIBITS:

                  10.1 Amendment No. 1 dated March 31, 1999 to the Credit Agreement with The First National Bank of Chicago, as agent and the Lenders party thereto.

                  27.1        Financial Data Schedule

            B.    REPORTS ON FORM 8-K:

                  None

                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal financial officer of the Registrant.


                                     TRANSPORTATION COMPONENTS, INC.




                                     By:         /s/ MAC MCCONNELL
                                            Mac McConnell, Senior Vice President
Date:  May 14, 1999                         and Chief Financial Officer