Form 10-Q
period 1999-06-30
TRANSPORTATION COMPONENTS INC
filed 1999-08-16
CIK 1059706

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q
(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the registrant's common stock, as of August 11, 1999, was 17,732,130.

                       TRANSPORTATION COMPONENTS, INC.

                                    INDEX


PART I. - FINANCIAL INFORMATION                                             PAGE

Item 1.  Financial Statements

Consolidated Balance Sheets of Transportation Components, Inc.
   at June 30, 1999 (unaudited) and December 31, 1998........................  3
Unaudited Consolidated Statements of Operations of Transportation
   Components, Inc. for the three months and six months ended
   June 30, 1999 and 1998....................................................  4
Unaudited Consolidated Statements of Cash Flows of Transportation
   Components, Inc. for the six months ended
   June 30, 1999 and 1998....................................................  5
Notes to Unaudited Consolidated Financial Statements.........................  6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations............................................ 10

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 19
Item 6.  Exhibits and Reports on Form 8-K.................................... 19
Signature.................................................................... 20

                       TRANSPORTATION COMPONENTS, INC.

                        CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                JUNE 30,      DECEMBER 31,
                                                  ASSETS                          1999           1998
                                                                               -----------    ------------
Current assets:                                                                (UNAUDITED)      (NOTE 1)
    Cash and cash equivalents ..............................................   $     3,994    $      4,090
    Accounts receivable, net of allowance for bad debts of $2,170 and $1,978        41,084          38,474
    Receivables from related parties .......................................           100              92
    Notes receivable, current ..............................................           967             962
    Inventories ............................................................        67,577          71,354
    Prepaid expenses and other .............................................         1,733           2,027
    Deferred tax asset .....................................................         5,770           3,439
                                                                               -----------    ------------
         Total current assets ..............................................       121,225         120,438

Property and equipment, net ................................................        12,643          12,604
Notes receivable, net ......................................................         1,538           1,854
Notes receivable from related parties ......................................           840             822
Goodwill, net ..............................................................        87,212          81,832
Other assets ...............................................................         1,162           1,355
                                                                               -----------    ------------
         Total assets ......................................................   $   224,620    $    218,905
                                                                               ===========    ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ..................................   $    40,341    $     41,342
    Payables to related parties ............................................         1,861           1,764
    Current portion of long-term debt ......................................           903           1,651
    Other current liablities ...............................................           332             237
                                                                               -----------    ------------
         Total current liablities ..........................................        43,437          44,994

Long-term debt, less current portion .......................................        62,510          59,091
Deferred tax liability .....................................................         2,917           2,875
Payables to related parties ................................................        14,242          14,068
                                                                               -----------    ------------
         Total liablities ..................................................       123,106         121,028
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par, 5,000,000 shares authorized, none issued ...          --              --
    Common stock, $0.01 par, 102,000,000 shares authorized,
       17,727,815 shares outstanding .......................................           177             177
    Additional paid-in capital .............................................       102,393         102,414
    Retained deficit .......................................................        (1,056)         (4,714)
                                                                               -----------    ------------
         Total stockholders' equity ........................................       101,514          97,877
                                                                               -----------    ------------
         Total liabilities and stockholders' equity ........................   $   224,620    $    218,905
                                                                               ===========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                  JUNE 30                       JUNE 30
                                                       ----------------------------    ----------------------------
                                                           1999            1998            1999            1998
                                                       ------------    ------------    ------------    ------------
Revenues ...........................................   $     81,108    $      3,786    $    159,350    $      3,786
Cost of sales ......................................         56,481           2,664         110,244           2,664
                                                       ------------    ------------    ------------    ------------
    Gross profit ...................................         24,627           1,122          49,106           1,122
Selling, general and administrative expenses .......         20,509           1,027          40,340           5,877
                                                       ------------    ------------    ------------    ------------
Income (loss) from operations ......................          4,118              95           8,766          (4,755)
Other income (expense):
    Interest expense ...............................         (1,366)            (29)         (2,614)            (29)
    Other income, net ..............................            294             (12)            522             (12)
                                                       ------------    ------------    ------------    ------------
Income (loss) before income taxes ..................          3,046              54           6,674          (4,796)
Provision for income taxes .........................          1,424              30           3,092              30
                                                       ------------    ------------    ------------    ------------
Net income (loss) ..................................   $      1,622    $         24    $      3,582    $     (4,826)
                                                       ============    ============    ============    ============
Income (loss) per share - Basic ....................   $        .09          $ . 01    $        .20    $      (1.34)
                                                       ============    ============    ============    ============
Income (loss) per share - Diluted ..................   $        .09    $        .01    $        .20    $      (1.34)
                                                       ============    ============    ============    ============
Number of shares used in the per share calculations:
    Basic ..........................................     17,727,815       4,238,489      17,727,815       3,589,334
                                                       ============    ============    ============    ============
    Diluted ........................................     19,339,510       4,268,999      19,334,080       3,589,334
                                                       ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30
                                                                                     ----------------------------
                                                                                         1999            1998
                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ................................................................   $      3,582    $     (4,826)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation and amortization ...............................................          2,479              61
     Provision for bad debts .....................................................            266              18
     Gain on sale of assets ......................................................            (37)            -0-
       Compensation expense related to issuance of management shares .............            -0-           4,850
Changes in operating assets and liabilities, net of assets acquired
     Accounts receivable and notes receivable ....................................         (2,708)            -0-
     Inventories .................................................................         (3,073)            -0-
     Other assets ................................................................            195            (766)
     Accounts payable and accrued expenses .......................................         (1,418)          7,261
                                                                                     ------------    ------------
         Net cash provided (used in) by operating activities .....................           (714)          6,598
                                                                                     ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment .........................................         (1,835)            (48)
     Cash paid for acquisitions ..................................................         (1,031)        (15,722)
     Other .......................................................................            363             -0-
                                                                                     ------------    ------------
         Net cash used in investing activities ...................................         (2,503)        (15,770)
                                                                                     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) of long term debt ....................................          3,107         (20,911)
Issuance of stock net of underwriting and offering costs .........................            -0-          35,650
                                                                                     ------------    ------------
Net cash provided by financing activities ........................................          3,107          14,739
                                                                                     ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........................................             14             -0-
                                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents .............................            (96)          5,567
Cash and cash equivalents, beginning of period ...................................          4,090             -0-
                                                                                     ------------    ------------
Cash and cash equivalents, end of period .........................................   $      3,994    $      5,567
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

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presenation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during the periods presented. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements. The Company regularly reviews all significant estimates affecting its consolidated financial statements. Adjustments made with respect to the use of estimates often relate to improved information not previously available. The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired using the "purchase" method of accounting and, accordingly, is subject to final adjustment. Effective June 24, 1999, the Company completed the valuation of the acquired assets and liabilities of its Founding Partner Companies. This final allocation resulted in an increase in goodwill of $5.6 million and was based on additional valuation information as to the assets and liabilities acquired.

                       TRANSPORTATION COMPONENTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.    EARNINGS (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except for share and per share data):

                                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                    JUNE 30                       JUNE 30
                                                                           --------------------------    --------------------------
                                                                              1999           1998           1999            1998
                                                                           -----------    -----------    -----------    -----------
NET INCOME (LOSS)
Net income (loss) .....................................................    $     1,622    $        24    $     3,582    $    (4,826)
Add interest on 5% convertible debt (assumed converted), net of
federal income tax effect .............................................            114            -0-            229            -0-
                                                                           -----------    -----------    -----------    -----------
      Adjusted net income (loss) ......................................    $     1,736    $        24    $     3,811    $    (4,826)
                                                                           ===========    ===========    ===========    ===========
BASIC
   Basic weighted average shares ......................................     17,727,815      4,238,489     17,727,815      3,589,334
                                                                           ===========    ===========    ===========    ===========
DILUTED
   Basic weighted average shares ......................................     17,727,815      4,238,489     17,727,815      3,589,334
   Effect on dilutive securities
      Options .........................................................         12,057         14,315          6,627            -0-
      Warrants ........................................................            -0-         16,195            -0-            -0-
      Convertible debt ................................................      1,599,638            -0-      1,599,638            -0-
                                                                           -----------    -----------    -----------    -----------
   Diluted weighted average shares ....................................     19,339,510      4,268,999     19,334,080      3,589,334
                                                                           ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE
   Basic ..............................................................    $       .09    $       .01    $       .20    $     (1.34)
                                                                           ===========    ===========    ===========    ===========
   Diluted ............................................................    $       .09    $       .01    $       .20    $     (1.34)
                                                                           ===========    ===========    ===========    ===========

3.    LONG TERM OBLIGATIONS

      Long-term debt obligations consist of the following (in thousands):

                                                      June 30,     December 31,
                                                        1999           1998
                                                   ------------    ------------
Revolving credit facility ......................   $     60,900    $     56,300
Notes payable to a financial institution .......          2,176           4,024
Other ..........................................            337             418
                                                   ------------    ------------
Total long-term debt ...........................         63,413          60,742
Less:  current portion .........................           (903)         (1,651)
                                                   ------------    ------------
                                                   $     62,510    $     59,091
                                                   ============    ============

                       TRANSPORTATION COMPONENTS, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.    COMPREHENSIVE INCOME

      In 1998, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 130, "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. This adoption was required because of the acquisition of the Company's Canadian operations in the fourth quarter of 1998. Accordingly, the components of comprehensive income were not applicable for the first and second quarters of 1998. Comprehensive income, which encompasses net income (loss) and currency translation adjustments, is as follows:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30, 1999       JUNE 30, 1999
                                                    ------------------   ------------------
Net income attributable to common stockholders ..   $            1,622   $            3,582
Currency translation adjustments ................                   10                   72
                                                    ------------------   ------------------
Comprehensive income ............................   $            1,632   $            3,654
                                                    ==================   ==================

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

      Information as to the operations of TransCom's reportable segments is as follows (in thousands):

  THREE MONTHS ENDED JUNE 30, 1999      DOMESTIC   INTERNATIONAL   INTERSEGMENT    TOTAL
  --------------------------------      --------   -------------   ------------   --------
Revenues ............................   $ 71,022   $      10,114   $        (28)  $ 81,108
                                        ========   =============   ============   ========
Operating income ....................      3,142             984             (8)     4,118
                                        ========   =============   ============   ========
Depreciation and amortization expense      1,125             127            -0-      1,252
                                        ========   =============   ============   ========
Capital expenditures ................      1,032              76            -0-      1,108
                                        ========   =============   ============   ========
SIX MONTHS ENDED JUNE 30, 1999
Revenues ............................    141,173          18,269            (92)   159,350
                                        ========   =============   ============   ========
Operating income ....................      7,056           1,737            (27)     8,766
                                        ========   =============   ============   ========
Depreciation and amortization expense      2,181             298            -0-      2,479
                                        ========   =============   ============   ========
Capital expenditures ................      1,674             161            -0-      1,835
                                        ========   =============   ============   ========
Identifiable assets .................   $193,112   $      31,508          $ -0-   $224,620
                                        ========   =============   ============   ========

                       TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      Information as to TransCom's operations in different geographical areas is as follows (in thousands):


THREE MONTHS ENDED JUNE 30, 1999   UNITED                      ALL OTHER
--------------------------------   STATES    MEXICO   CANADA  INTERNATIONAL(1)   TOTAL
                                  --------   -------  ------  ----------------  --------
Revenues........................  $ 71,022   $ 5,444  $3,110     $ 1,532        $ 81,108

SIX MONTHS ENDED JUNE 30, 1999
Revenues........................  $141,173   $ 9,988  $5,738     $ 2,451        $159,350
Long-lived assets...............    87,153    10,674   5,568           -         103,395

-------------
(1)  Includes South America, Central America, Australia, Europe and Asia.

                       TRANSPORTATION COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS REPORT ON FORM 10-Q CONTAINS SOME "FORWARD-LOOKING STATEMENTS" WHICH GIVE THE COMPANY'S CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMS SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR OTHER SIMILAR WORDS IN ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. IN PARTICULAR, THE COMPANY HAS IDENTIFIED SPECIFIC RISKS AND UNCERTAINTIES RELATED TO THE COMPANY'S BUSINESS UNDER "ITEM 1. BUSINESS - RISK FACTORS" ON PAGE 9 OF THE COMPANY'S ANNUAL REPORT OR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE LITIGATION SECURITIES LITIGATION REFORM ACT OF 1995.

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

      RESULTS OF OPERATIONS. During the quarter ended June 30, 1999, the Company had net income of $1.6 million, or $.09 per diluted share, compared to a net income of $24,000, or $.01 per diluted share, for the second quarter of 1998.

      The Company's revenues in the second quarter of 1999 were $81.1 million. Approximately $58.7 million of these revenues were contributed by the Founding Partner Companies with the remaining approximately $22.4 million of revenues being contributed by the Purchased Companies.

      When the second quarter of 1999 revenues are compared with the combined revenues of $83.1 million generated by the 18 companies in the second quarter of 1998 (prior to their acquisition by TransCom, and accordingly, not reflected in these historical financial statements), revenues declined by 2.4%. This decrease is a result of a decline in sales to the oilfield service industry, which is discussed in more detail below.

      Gross profit as a percentage of sales in the second quarter of 1999 was 30.4%, which is .8% higher than the gross profit of 29.6% for the 18 companies in the comparable quarter of 1998. This increase in gross profit percentage is primarily the result of improved pricing from vendors. Any further comparison of second quarter 1998 pre-acquisition results is not meaningful because the companies were privately owned with very different cost structures.

      For the six months ended June 30, 1999, the Company had net income of $3.6 million, or $.20 per diluted share, compared to a net loss of $4.8 million, or $1.34 per diluted share, for the six months ended June 30, 1998. The results for the six months ended June 30, 1998 include a non-recurring, non-cash

                       TRANSPORTATION COMPONENTS, INC.

compensation charge of $4.9 million related to common stock issued to the Company's management and consultants in the first quarter of 1998.

      During 1998, one of the Founding Partner Companies recorded approximately $13 million of revenues from sales of parts, equipment and services to two major oilfield service companies. As a result of the overall slowdown in the oilfield services industry, the Company's sales to these two companies in 1999 have declined significantly from 1998 levels. The Company's sales to these two companies were $1.3 million in the second quarter of 1999 and $4.0 million for the first six months of 1999. This Founding Partner Company, however, was recently selected to be the exclusive crane supplier for Halliburton Energy Services as a result of Halliburton's standardization efforts. The amount of business that may result from this selection, however, cannot be estimated at this time.

      SUMMARY COMPARISON OF FIRST AND SECOND QUARTERS OF 1999. Second quarter 1999 sales exceeded first quarter 1999 sales by $2.9 million, or 3.7%. Increased international sales and truck sales account for the majority of this increase.

      Total gross profit dollars for the second quarter of 1999 increased by $148,000 over the first quarter of 1999. As a percentage of sales, however, gross profit declined from 31.3% for the first quarter of 1999 to 30.4% for the second quarter of 1999. The decline in gross profit percentage is primarily a result of lower margins for the increased international sales and truck sales.

      Sales, general and administrative expenses ("SG&A") as a percentage of sales was 25.3% for both the first and second quarters of 1999. During 1999, the Company is building the infrastructure to integrate its 18 companies. Accordingly, SG&A expenses are anticipated to increase as the Company adds staff at the general office as part of the centralization of back office functions and installation of the company-wide operating and financial systems, which is discussed in more detail below.

      Operating income for the second quarter of 1999 decreased approximately $500,000 or 11% from the first quarter of 1999 as a result of SG&A increasing more than the increase in gross profit. Interest expense for the second quarter of 1999 increased $100,000 from the first quarter of 1999 as a result of the increased average debt level during the second quarter.

      OTHER EVENTS. In June 1999, the Company acquired the assets of a small parts distributor in the Los Angeles area. This acquisition will provide an additional facility for the Company's southern California operations.

      The Company previously reported an inventory adjustment of $840,000 at one of the Founding Partner Companies for the fourth quarter of 1998. After an extensive review of this company's operations, the Company has taken a number of steps to improve its operations and accounting controls. These steps include installing the ROSS financial system and the Karmak operating system, and hiring experienced executives to supplement the existing management team. Finally, inventory specialists of the Company are continuing to improve this Founding Partner Company's inventory purchasing process and reduce excess inventory. The Company believes these steps will improve the future financial results of this company.

      OPERATING STRATEGY. The Company has shifted its focus in the near term from aggressive acquisition growth to integrating its existing 18 companies, as described in more detail below.

            INCREASING PURCHASING SYNERGIES. The Company expects to realize significant cost savings through purchasing economies of scale. The Company is in the process of implementing product line commonality among its 18 companies that will increase volume to selected vendors. The increased volume generated from the Company's size and common vendors will provide greater

                       TRANSPORTATION COMPONENTS, INC.

      purchasing discounts for the Company. The purchasing synergies began to be material in the fourth quarter of 1998, and are expected to increase in significance throughout 1999

            INSTALLING COMPANY-WIDE INFORMATION TECHNOLOGY SYSTEMS. The Company is in the process of installing common operating and financial systems among its operating facilities, and placing all of its facilities on a common wide area network. These systems are described in more detail below under "Information Technology Systems and Year 2000 Strategy." These systems are expected to provide timely, accurate and uniform information to the Company's management which will enable the Company to provide better service to its customers and operate more efficiently with a lower cost structure. Management had originally estimated that these systems would not be fully implemented throughout the Company until the second quarter of 2000. Because of the critical importance of these systems to the Company, management has accelerated the implementation timetable. The Company now believes that the system implementation will be substantially completed by the end of 1999, with the exception of certain locations which include its export, Hawaii and Mexican operations.

            CENTRALIZING APPROPRIATE ADMINISTRATIVE FUNCTIONS. The Company is working to realize cost savings by consolidating administrative functions such as purchasing, financing, insurance, risk management, employee benefits, marketing, accounts receivable and accounts payable. While the consolidation of financing and insurance has already been implemented, the consolidation of the other areas is in various stages of being implemented. During the second and third quarters of 1999, the Company is consolidating the payroll for all companies under one common service provider and is introducing a common 401(k) plan for all of its U.S. associates. The Company also is working to establish a common insurance benefits program for all of its associates by the end of the year.

            ACHIEVING GEOGRAPHIC AND COMPANY-WIDE OPERATING EFFICIENCIES. The Company believes that its geographic concentrations in California and Florida will enable the Company to achieve operating efficiencies within these geographic areas. Other efficiencies will benefit the entire Company. These efficiencies include:

      o The ability to provide greater product availability, to decrease duplicative inventory, and develop distribution efficiencies within a region. The Company has started a program to improve the inventory ordering and stocking practices throughout the Company in an effort to reduce unnecessary inventory at the Company's facilities.

      o The opportunity to cross-sell products and services to the customers of its companies within each region.

      o The opportunity to be a single-source, preferred provider for replacement parts and installation and repair services for national and regional fleet services. During the second and third quarters of 1999, the Company has substantially expanded its efforts to obtain national preferred provider contracts from national and regional fleet customers. As a result of these efforts, the Company was recently selected to be the preferred provider for a national fleet. The Company, however, cannot estimate at this time the amount of new business that may be generated from this selection.

      o The opportunity to identify those "best practices" that can be successfully implemented throughout the Company's operations.

                       TRANSPORTATION COMPONENTS, INC.

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

GENERAL

      On June 24, 1998, TransCom consummated its initial public offering ("IPO") and the mergers (the "Mergers") of nine companies (the "Founding Partner Companies"). After the IPO, TransCom acquired an additional nine companies (the "Purchased Companies") in separate merger transactions in the third and fourth quarters of 1998. TransCom, the Founding Partner Companies and the Purchased Companies are hereinafter referred to as the Company.

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

      The Mergers were accounted for using the purchase method of accounting. Accordingly, the excess of the fair value of the Merger consideration paid over the fair value of the net assets acquired by TransCom from the Founding Partner Companies and Purchased Companies was recorded as "goodwill". The accompanying consolidated balance sheets include preliminary allocations of the respective purchase price paid for the companies acquired using the "purchase" method of accounting and, accordingly, is subject to final adjustment. The goodwill will be amortized over its estimated useful life of 40 years as a non-cash charge to operating income, which is not deductible for tax purposes. Effective June 24, 1999, the Company completed the valuation of the acquired assets and liabilities of its Founding Partner Companies. This final allocation resulted in an increase in goodwill of $5.6 million and was based on additional valuation information as to the assets and liabilities acquired.

                       TRANSPORTATION COMPONENTS, INC.

RESULTS OF OPERATIONS--COMBINED

                                                   THREE MONTHS ENDED JUNE 30,
                                         --------------------------------------------
                                           1999         %          1998         %
                                         --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues .............................   $ 81,108       100.0    $  3,786       100.0
Cost of sales ........................     56,481        69.6       2,664        70.4
                                         --------    --------    --------    --------
    Gross profit .....................     24,627        30.4       1,122        29.6
Selling, general and administrative ..     20,509        25.3       1,027        27.1
                                         --------    --------    --------    --------
    Income from operations ...........      4,118         5.1          95         2.5
Interest expense .....................     (1,366)       (1.7)        (29)        (.8)
Other income (expense) ...............        294          .4         (12)        (.3)
                                         --------    --------    --------    --------
    Income before income taxes .......   $  3,046         3.8    $     54         1.4
                                         ========    ========    ========    ========

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

      The Company was formed in October 1997 and had no operations prior to the IPO in June 1998, other than non-cash compensation charges and other start-up expenses. The 1998 results include the Founding Partner Companies from the date of acquisition on June 24, 1998 to June 30, 1998. The 1999 results, however, include the Founding Partner Companies and the Purchased Companies for the full periods presented in 1999. ACCORDINGLY, THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 ARE NOT COMPARABLE IN ANY RESPECT TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998.

      REVENUES. Revenues increased from $3.8 million for the three months ended June 30, 1998 to $81.1million for the three months ended June 30, 1999.

      GROSS PROFIT. Gross profit increased from $1.1 million for the three months ended June 30, 1998 compared to $24.6 million of gross profit for the three months ended June 30, 1999. As a percentage of revenues, gross profit increased from 29.6% for the three months ended June 30, 1998 to 30.4% for the three months ended June 30, 1999. The increase is primarily a result of improved purchasing on a national level.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $1.0 million for the three months ended June 30, 1998 to $20.5 million for the three months ended June 30, 1999. The Company's establishment as a public company resulted in approximately $1.4 million of general office and management expenses in 1999 whereas minimal corporate expenses are reflected in 1998 since the Company went public on June 24, 1998. Amortization of goodwill accounted for $.5 million of the increase.

      INTEREST EXPENSE. Interest expense increased from a minimal amount for the three months ended June 30, 1998 to $1.4 million for the three months ended June 30, 1999. The 1999 interest expense is associated with the consideration paid and debt assumed in connection with the acquisition of the Founding Partner Companies and the Purchased Companies, and debt incurred to provide general working capital.

      OTHER INCOME. Other income increased from a minimal amount for the three months ended June 30, 1998 to $.3 million for the three months ended June 30, 1999. Other income in 1999 includes $.1 million of interest income, $.1 million from gains on foreign currency translation and transaction adjustments associated with the Company's operations in Mexico, and $.1 million from other non-related transactions.

                       TRANSPORTATION COMPONENTS, INC.

                                                     SIX MONTHS ENDED JUNE 30,
                                        ------------------------------------------------
                                           1999         %           1998          %
                                        ---------    ---------    ---------    ---------
                                                 (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ............................   $ 159,350        100.0    $   3,786        100.0
Cost of sales .......................     110,244         69.2        2,664         70.4
                                        ---------    ---------    ---------    ---------
    Gross profit ....................      49,106         30.8        1,122         29.6
Selling, general and administrative .      40,340         25.3        5,877        155.2
                                        ---------    ---------    ---------    ---------
    Income (loss) from operations ...       8,766          5.5       (4,755)      (125.6)
Interest expense ....................      (2,614)        (1.6)         (29)         (.8)
Other income (expense) ..............         522           .3          (12)         (.3)
                                        ---------    ---------    ---------    ---------
    Income (loss) before income taxes   $   6,674          4.2    $  (4,796)      (126.7)
                                        =========    =========    =========    =========

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

      The Company was formed in October 1997 and had no operations prior to the IPO in June 1998, other than non-cash compensation charges and other start-up expenses. The 1998 results include the Founding Partner Companies from the date of acquisition on June 24, 1998 to June 30, 1998. The 1999 results, however, include the Founding Partner Companies and the Purchased Companies for the full period presented in 1999. ACCORDINGLY, THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 ARE NOT COMPARABLE IN ANY RESPECT TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998.

      REVENUES. Revenues increased from $3.8 million during the six months ended June 30, 1998 compared to $159.4 million of revenues for the six months ended June 30, 1999.

      GROSS PROFIT. Gross profit increased from $1.1 million for the six months ended June 30, 1998 compared to $49.1 million for the six months ended June 30, 1999. As a percentage of revenues, gross profit increased from 29.6% for the six months ended June 30, 1998 to 30.8% for the six months ended June 30, 1999. The increase is primarily a result of improved purchasing on a national level.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $5.9 million for the six months ended June 30, 1998 to $40.3 million for the six months ended June 30, 1999. The Company's establishment as a public company resulted in approximately $2.6 million of general office and management expenses in 1999 whereas minimal corporate expenses are reflected in 1998 since the Company went public on June 24, 1998. Amortization of goodwill accounted for $1.0 million of the increase. The non-recurring, non-cash compensation charges of $4.9 million during the first quarter of 1998 is related to common stock issued to the Company's management and consultants to the Company.

      INTEREST EXPENSE. Interest expense increased from a minimal amount for the six months ended June 30, 1998 to $2.6 million for the six months ended June 30, 1999. The 1999 interest expense is associated with the consideration paid and debt assumed in connection with the acquisition of the Founding Partner Companies and the Purchased Companies, and debt incurred to provide general working capital.

      OTHER INCOME. Other income increased from a minimal amount for the six months ended June 30, 1998 to $.5 million for the six months ended June 30, 1999. Other income in 1999 includes $.2 million of interest income, $.2 million from gains on foreign currency translation and transaction adjustments associated with the Company's operations in Mexico, and $.1 million from other non-related transactions.

                         TRANSPORTATION COMPONENTS, INC.

LIQUIDITY AND CAPITAL RESOURCES

      The Company used $.7 million in net cash from operating activities in the six months ended June 30, 1999, primarily relating to an increase in accounts receivable and inventories and a decrease in accounts payable. Net cash used for investing activities was $2.5 million for the six months ended June 30, 1999, primarily relating to the purchase of vehicles, equipment, information technology systems and acquisitions. Net cash provided from financing activities was $3.1 million for the year ended June 30, 1999. At June 30, 1999, the Company had cash of $4.0 million, working capital of $77.8 million and total debt of $79.5 million.

      The Company anticipates that over the near term, its cash flow from operations will provide cash in excess of the Company's normal working capital needs. Planned capital expenditures for equipment are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Company's line of credit or other sources of financing.

      The Company is currently in compliance with the financial covenants in its credit facility. The Company, however, anticipates that it may need to restructure these financial covenants during the third quarter of 1999, and is in discussions with its lenders for this purpose. The Company believes that its lenders will agree to restructure the financial covenants in the credit facility, although the Company anticipates that the interest rate on the facility may increase.

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

INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000 STRATEGY

      IMPLEMENTATION OF NEW INFORMATION TECHNOLOGY SYSTEMS. Prior to their acquisition, each of the TransCom companies had separate information technology systems that used a variety of software and computer systems for operations and accounting. TransCom has selected and is in the process of installing common information technology systems among all of its companies to track and manage inventory and provide financial reporting. The information systems being installed include the following:

      o An advanced management information system from Karmak, Inc. that has been specifically designed for the heavy duty parts industry. This operating system will be used to purchase, monitor and allocate inventory on a real-time basis throughout the Company's branch locations. At the end of July 1999, the Karmak System had been installed at 43 of the Company's 97 locations. The Company anticipates that the Karmak System will be installed at an additional 24 locations by the end of the third quarter of 1999.

      o A financial reporting system from ROSS Systems, Inc. which will centralize the financial reporting of all of the TransCom operations, and provide more timely and more detailed financial information to management.

      o An interface has been developed between the Karmak management information system and the ROSS financial system which greatly enhances the utility of both systems and provides an integrated system for management's use.

                       TRANSPORTATION COMPONENTS, INC.

      o A common wide area network that will connect all of the Company's branch locations.

      o An Oracle data warehouse which will collect valuable sales/margin and customer information from all of the Company's operations.

      Management had originally estimated that the systems would not be fully implemented until the second quarter of 2000. Because of the critical importance of these systems to the Company, management accelerated the implementation timetable and now expects the systems to be substantially implemented by the end of 1999, with the exception of certain locations which include its export, Hawaii and Mexican operations. The total expenditures for the new information systems are estimated at $4.0 million. Funding for these expenditures will come from operating cash flows and borrowings under the Company's Credit Facility as necessary.

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

      YEAR 2000 STRATEGY. Both the Karmak management information system and the ROSS financial system have been certified by the vendors as being Year 2000 compliant. The Company has evaluated its existing operating and financial systems for Year 2000 compliance and has found that most of its branch locations will need to take some actions to be Year 2000 compliant. For a number of the locations, the Company will need to implement the new systems to make such locations Year 2000 compliant. Accordingly, the implementation schedule for the new systems has been partially based on the need to bring certain locations into Year 2000 compliance. The Company believes that all of its locations will be Year 2000 compliant by the end of 1999.

      The Company is in the preliminary stages of assessing the Year 2000 compliance of its non-information technology systems, such as telephone systems, and the extent to which the Company's suppliers are Year 2000 compliant. The Company does not believe that the Year 2000 compliance of its customers will have any material effect on the Company. The Company expects to complete this assessment by the end of the third quarter of 1999 and then develop and implement any necessary plans to address deficiencies. Finally, the Company is in the preliminary stages of developing a contingency plan for disruptions caused by Year 2000 issues, and plans to finish such plan by the end of the third quarter of 1999.

      Since the Company is substantially replacing its information technology systems, the Company does not believe that it can segregate the portion of its overall $4.0 million technology systems budget that is directly attributable to Year 2000 compliance measures. This assessment of costs, however, may change as the Company continues its assessment of the Year 2000 issues facing the Company.

                       TRANSPORTATION COMPONENTS, INC.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A.    EXHIBITS:

                  10.1 Amendment No. 2 dated June 1, 1999 to the Credit Agreement with The First National Bank of Chicago, As agent, and the Lenders party thereto.

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


                                    TRANSPORTATION COMPONENTS, INC.




                                    By: /S/ MAC MCCONNELL
                                            Mac McConnell, Senior Vice President
Date:  August 16, 1999                      and Chief Financial Officer