Form 10-Q
period 1999-09-30
TRANSPORTATION COMPONENTS INC
filed 1999-11-15
CIK 1059706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the registrant's common stock, as of November 15, 1999, was 17,625,615.

================================================================================

                         TRANSPORTATION COMPONENTS, INC.

                                      INDEX

PART I. - FINANCIAL INFORMATION                                                                  PAGE
                                                                                                ------
Item 1.  Financial Statements
Consolidated Balance Sheets of Transportation Components, Inc. at September 30, 1999
  (unaudited) and December 31, 1998 ..........................................................     3
Unaudited Consolidated Statements of Operations of Transportation Components, Inc. ...........
  for the three months and nine months ended September 30, 1999 and 1998 .....................     4
Unaudited Consolidated Statements of Cash Flows of Transportation Components, Inc. ...........
  for the nine months ended September 30, 1999 and 1998 ......................................     5
Notes to Unaudited Consolidated Financial Statements .........................................     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations .....................................................................    11

PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................................    20
Item 6.  Exhibits and Reports on Form 8-K ....................................................    20
Signature ....................................................................................    21


                         TRANSPORTATION COMPONENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                           1999                 1998
                                                                                      ---------------      --------------
                    ASSETS
Current assets:                                                                         (Unaudited)          (Note 1)

    Cash and cash equivalents ..................................................         $   5,112           $   4,090
    Accounts receivable - trade, net of allowance for bad debts
      of $2,066 and $1,978 .....................................................            34,433              31,952
    Accounts receivable - other ................................................             8,599               6,522
    Receivables from related parties ...........................................                62                  92
    Notes receivable, current ..................................................               910                 962
    Inventories ................................................................            64,766              71,354
    Prepaid expenses and other .................................................             1,321               2,027
    Deferred tax asset .........................................................             6,167               3,439
                                                                                         ---------           ---------
         Total current assets ..................................................           121,370             120,438

Property and equipment, net ....................................................            13,996              12,604
Notes receivable, net ..........................................................             1,370               1,854
Notes receivable from related parties ..........................................               849                 822
Goodwill, net ..................................................................            87,456              81,832
Other assets ...................................................................             1,162               1,355
                                                                                         ---------           ---------
         Total assets ..........................................................         $ 226,203           $ 218,905
                                                                                         =========           =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ......................................         $  43,323           $  41,342
    Payables to related parties ................................................             1,780               1,764
    Current portion of long-term debt ..........................................               910               1,651
    Other current liablities ...................................................               329                 237
                                                                                         ---------           ---------
         Total current liablities ..............................................            46,342              44,994

Long-term debt, less current portion ...........................................            61,532              59,091
Deferred tax liability .........................................................             2,916               2,875
Payables to related parties ....................................................            13,029              14,068
                                                                                         ---------           ---------
         Total liablities ......................................................           123,819             121,028
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par, 5,000,000 shares authorized, none issued .......              --                  --
    Common stock, $0.01 par, 102,000,000 shares authorized,
       17,747,759 and 17,727,815 shares outstanding, respectively ..............               177                 177
    Additional paid-in capital .................................................           102,361             102,414
    Foreign currency translation adjustment ....................................               109                --
    Retained deficit ...........................................................              (263)             (4,714)
                                                                                         ---------           ---------
         Total stockholders' equity ............................................           102,384              97,877
                                                                                         ---------           ---------

         Total liabilities and stockholders' equity ............................         $ 226,203           $ 218,905
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

                         TRANSPORTATION COMPONENTS, INC.

              Notes to Unaudited Consolidated Financial Statements


               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share data)


                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30                       SEPTEMBER 30
                                                             ------------------------------      ------------------------------
                                                                 1999              1998              1999              1998
                                                             ------------      ------------      ------------      ------------
Revenues ...............................................     $     78,189      $     58,423      $    237,539      $     62,209
Cost of sales ..........................................           54,438            41,189           164,683            43,853
                                                             ------------      ------------      ------------      ------------
    Gross profit .......................................           23,751            17,234            72,856            18,356

Selling, general and administrative expenses ...........           20,899            13,674            61,238            19,551
                                                             ------------      ------------      ------------      ------------

Income (loss) from operations ..........................            2,852             3,560            11,618            (1,195)

Other income (expense):
    Interest expense ...................................           (1,299)             (651)           (3,921)             (680)
    Other income, net ..................................              274               297               804               285
                                                             ------------      ------------      ------------      ------------
Income (loss) before income taxes ......................            1,827             3,206             8,501            (1,590)
Provision for income taxes .............................              962             1,405             4,053             1,435
                                                             ------------      ------------      ------------      ------------

Net income (loss) ......................................     $        865      $      1,801      $      4,448      $     (3,025)
                                                             ============      ============      ============      ============



Income (loss) per share - Basic ........................     $        .05      $        .11      $        .25      $       (.38)
                                                             ============      ============      ============      ============

Income (loss) per share - Diluted ......................     $        .05      $        .11      $        .25      $       (.38)
                                                             ============      ============      ============      ============

Number of shares used in the per share calculations:

    Basic ..............................................       17,732,726        16,512,611        17,729,452         7,944,431
                                                             ============      ============      ============      ============
    Diluted ............................................       17,737,078        16,928,099        19,334,959         7,944,431
                                                             ============      ============      ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

              Notes to Unaudited Consolidated Financial Statements


               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                    --------------------------
                                                                                       1999             1998
                                                                                     --------         --------
Cash flows from operating activities:
Net income (loss) .........................................................          $  4,448         $ (3,025)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Depreciation and amortization ........................................             3,789              801
     Provision for bad debts ..............................................               368              106
     (Gain) loss on sale of assets ........................................               (48)              27
       Compensation expense related to issuance of  management shares .....               -0-            4,850
       Cancellation at deferred compensation agreement ....................               -0-             (317)
Changes in operating assets and liabilities, net of assets Acquired:
     Accounts receivable and notes receivable .............................            (4,525)            (223)
     Inventories ..........................................................              (846)          (2,426)
     Other assets .........................................................               623           (1,810)
     Accounts payable and accrued expenses ................................             1,088              944
                                                                                     --------         --------
         Net cash provided (used in) by operating activities ..............             4,897           (1,073)
                                                                                     --------         --------

Cash flows from investing activities:
     Purchases of property and equipment ..................................            (3,968)          (1,373)
       Proceeds from sales of property and equipment ......................               324            1,633
     Cash paid for acquisitions, net of cash acquired .....................            (1,041)         (19,423)
     Other ................................................................               (52)             -0-
                                                                                     --------         --------
         Net cash used in investing activities ............................            (4,737)         (19,163)
                                                                                     --------         --------

Cash flows from financing activities:
Net borrowings (repayments) of long term debt .............................               841          (11,988)
Issuance of stock net of underwriting and offering costs ..................               -0-           35,650
                                                                                     --------         --------
Net cash provided by financing activities .................................               841           23,662
                                                                                     --------         --------

Effect of exchange rate changes on cash ...................................                21              -0-
                                                                                     --------         --------

Net increase in cash and cash equivalents .................................             1,022            3,426
Cash and cash equivalents, beginning of period ............................             4,090                5
                                                                                     --------         --------
Cash and cash equivalents, end of period ..................................          $  5,112         $  3,431
                                                                                     ========         ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

      Transportation Components, Inc., a Delaware corporation also known as TransCom USA ("TransCom", and collectively with its subsidiaries, the "Company"), was founded in October 1997 to become a leading national distributor of replacement parts and supplies for commercial trucks, trailers and other heavy duty vehicles and equipment. Prior to its initial public offering (the "IPO"), TransCom had not conducted any operations. Concurrent with the consummation of its IPO on June 24, 1998, TransCom acquired nine companies (the "Founding Partner Companies") in separate merger transactions. After the IPO, TransCom acquired an additional nine companies in the third and fourth quarters of 1998. The Company also completed two smaller "tuck-in" acquisitions in the second and third quarters of 1999.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presenation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

                         TRANSPORTATION COMPONENTS, INC.

              Notes to Unaudited Consolidated Financial Statements


2.  EARNINGS (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except for share and per share data):

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                                --------------------------    --------------------------
                                                                    1999          1998           1999           1998
                                                                -----------    -----------    -----------    -----------
NET INCOME (LOSS)
Net income (loss) ..........................................    $       865    $     1,801    $     4,448    $    (3,025)

Add interest on 5% convertible debt (assumed
  converted), net of federal income tax effect .............              0              9            319              0
                                                                -----------    -----------    -----------    -----------
      Adjusted net income (loss) ...........................    $       865    $     1,810    $     4,767    $    (3,025)
                                                                ===========    ===========    ===========    ===========
BASIC

   Basic weighted average shares ...........................     17,732,726     16,512,611     17,729,452      7,944,431
                                                                ===========    ===========    ===========    ===========
DILUTED
   Basic weighted average shares ...........................     17,732,726     16,512,611     17,729,452      7,944,431
   Effect on dilutive securities

      Options ..............................................          4,352        151,431          5,869            -0-

      Warrants .............................................            -0-        201,142            -0-            -0-

      Convertible debt .....................................            -0-         62,915      1,599,638            -0-
                                                                -----------    -----------    -----------    -----------


   Diluted weighted average shares .........................     17,737,078     16,928,099     19,334,959      7,944,431
                                                                ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE
   Basic ...................................................    $       .05    $       .11    $       .25    $      (.38)
                                                                ===========    ===========    ===========    ===========
   Diluted .................................................    $       .05    $       .11    $       .25    $      (.38)
                                                                ===========    ===========    ===========    ===========


The conversion of the convertible subordinated notes would be antidilutive, so the effect of the conversion of the notes is excluded from the computation of diluted earnings per share for the three months ended September 30, 1999.

3.  LONG TERM OBLIGATIONS

      Long-term debt obligations to non-related parties consist of the following (in thousands):

                                                 SEPTEMBER 30,     DECEMBER 31,
                                                      1999            1998
                                                --------------    --------------
Revolving credit facility ..................        $ 60,000         $ 56,300
Notes payable to a financial institution ...           1,908            4,024

Other ......................................             534              418
                                                    --------         --------
Total long-term debt .......................          62,442           60,742
Less:  current portion .....................            (910)          (1,651)
                                                    --------         --------
                                                    $ 61,532         $ 59,091
                                                    ========         ========

                         TRANSPORTATION COMPONENTS, INC.

              Notes to Unaudited Consolidated Financial Statements


CREDIT FACILITY

      Effective September 30, 1999, the Company entered into an Amended and Restated Credit Agreement with Bank One, NA (as successor to The First National Bank of Chicago), as agent. The primary changes were to modify two of the financial covenants, increase the interest rates payable by 75 to 150 basis points, and provide that the collateral for the loan will be a pledge of the Company's assets other than real estate and vehicles. The maximum borrowing capacity of $75.0 million and the termination date of June 24, 2001 were not changed. The Company is currently in compliance with the financial covenants in its credit facility. At September 30, 1999, approximately $10.0 million was available for borrowing under the most restrictive covenants under the credit facility.

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

                                                                THREE MONTHS      NINE MONTHS
                                                                    ENDED            ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30,
                                                                     1999             1999
                                                               ---------------   ---------------
    Net income attributable to common stockholders .......          $  865           $4,448

    Currency translation adjustments .....................              37              109
                                                                    ------           ------
    Comprehensive income .................................          $  902           $4,557
                                                                    ======           ======

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

                         TRANSPORTATION COMPONENTS, INC.

              Notes to Unaudited Consolidated Financial Statements


      Information as to the operations of TransCom's reportable segments is as follows (in thousands):


THREE MONTHS ENDED SEPTEMBER 30, 1999                             DOMESTIC          INTERNATIONAL      INTERSEGMENT         TOTAL
-------------------------------------                            ---------          -------------      ------------       ----------
Revenues .............................................           $  68,105            $  10,194           $(110)          $  78,189
                                                                 =========            =========           =====           =========

Operating income .....................................               1,966                  918             (32)              2,852
                                                                 =========            =========           -----           =========

Depreciation and amortization expense ................               1,157                  153             -0-               1,310
                                                                 =========            =========           =====           =========

Capital expenditures .................................               2,072                   61             -0-               2,133
                                                                 =========            =========           =====           =========

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------

Revenues .............................................           $ 209,279            $  28,462           $(202)          $ 237,539
                                                                 =========            =========           =====           =========

Operating income .....................................               9,022                2,656             (60)             11,618
                                                                 =========            =========           -----           =========

Depreciation and amortization expense ................               3,338                  451             -0-               3,789
                                                                 =========            =========           =====           =========

Capital expenditures .................................               3,746                  222             -0-               3,968
                                                                 =========            =========           =====           =========

Identifiable assets ..................................             194,320               31,883             -0-             226,203
                                                                 =========            =========           =====           =========


THREE MONTHS ENDED SEPTEMBER 30, 1998                             DOMESTIC          INTERNATIONAL      INTERSEGMENT          TOTAL
-------------------------------------                            ---------          -------------      ------------       ----------

Revenues .............................................           $  52,254            $   6,257           $ (88)          $  58,423
                                                                 =========            ---------           =====           =========

Operating income .....................................               2,806                  778             (24)              3,560
                                                                 =========            =========           =====           =========

Depreciation and amortization expense ................                 646                   94             -0-                 740
                                                                 =========            =========           =====           =========

Capital expenditures .................................               1,302                   23             -0-               1,325
                                                                 =========            =========           =====           =========

NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------
Revenues .............................................           $  55,660            $   6,637           $ (88)          $  62,209
                                                                 =========            =========           =====           =========

Operating income .....................................              (1,406)                 235             (24)             (1,195)
                                                                 =========            =========           =====           =========

Depreciation and amortization expense ................                 705                   96             -0-                 801
                                                                 =========            =========           =====           =========

Capital expenditures .................................               1,350                   23             -0-               1,373
                                                                 =========            =========           =====           =========

Identifiable assets ..................................             144,615               21,407             -0-             166,022
                                                                 =========            =========           =====           =========


                         TRANSPORTATION COMPONENTS, INC.

              Notes to Unaudited Consolidated Financial Statements

           Information as to TransCom's operations in different geographical areas is as follows (in thousands):

                                                                                                         ALL OTHER
THREE MONTHS ENDED SEPTEMBER 30, 1999                 UNITED STATES       MEXICO           CANADA     INTERNATIONAL(1)        TOTAL
-------------------------------------                 -------------       ------           ------     ---------------        -------
Revenues ......................................         $ 68,105         $  5,899         $  2,854         $  1,331         $ 78,189

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------

Revenues ......................................         $209,279         $ 15,887         $  9,332         $  3,041         $237,539
Long-lived assets .............................           87,750           11,569            5,514              -0-          104,833


                                                                                                         ALL OTHER
THREE MONTHS ENDED SEPTEMBER 30, 1998                UNITED STATES        MEXICO            CANADA    INTERNATIONAL(1)        TOTAL
-------------------------------------                -------------        ------            ------    ---------------        -------

Revenues ......................................         $ 52,254         $  4,318            $ -0-         $  1,851         $ 58,423

NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------
Revenues ......................................         $ 55,660         $  4,584            $ -0-         $  1,965         $ 62,209
Long-lived assets .............................           57,181           11,449              -0-              -0-           68,630


---------------------
(1) Includes South America, Central America, Australia, New Zealand, Europe and Asia.


                                      -10

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

      The following discussion and analysis should be read in conjunction with the Company's unaudited consolidated financial statements and the notes thereto in this Report, and the Company's audited consolidated financial statements contained in the Form 10-K for the year ended December 31, 1998. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

OVERVIEW AND SIGNIFICANT DEVELOPMENTS

      The following discussion is based upon the historical consolidated financial information for the Company, which includes the operations of the nine original companies (the "Founding Partner Companies") from the date of their acquisition on June 24, 1998, and of the subsequent acquisitions (the "Purchased Companies") from their respective acquisition dates.

      RESULTS OF OPERATIONS. During the quarter ended September 30, 1999, the Company had net income of $865,000, or $.05 per diluted share, compared to a net income of $1.8 million, or $.11 per diluted share, for the third quarter of 1998.

      For the nine months ended September 30, 1999, the Company had net income of $4.4 million, or $.25 per diluted share, compared to a net loss of $3.0 million, or ($.38) per diluted share, for the nine months ended September 30, 1998. The results for the nine months ended September 30, 1998 include a non-recurring, non-cash compensation charge of $4.9 million related to common stock issued to the Company's management and consultants in the first quarter of 1998 prior to the Company's initial public offering.

      THIRD QUARTER ANALYSIS. The Company's revenues in the third quarter of 1999 were $78.2 million, an increase of $19.8 million from the third quarter of 1998. Substantially all of this increase is the result of the $21.6 million of revenues from the Purchased Companies which were acquired primarily in the fourth quarter of 1998. One factor impacting the Company's sales was a $3.5 million decline in sales in the third quarter of 1999 compared to the third quarter of 1998 to two customers in the oilfield service industry, which is discussed in more detail below.

      Gross profit as a percentage of sales in the third quarter of 1999 was 30.4% compared to 29.5% in the third quarter of 1998. This increase is primarily due to improved pricing from vendors resulting from the conversion to line commonality and the impact of the historically higher average gross margin of the Purchased Companies compared to the Company's other operations.

                       TRANSPORTATION COMPONENTS, INC.


      Selling, general and administrative expenses ("SG&A") as a percentage of sales increased to 26.7% for the third quarter of 1999 compared to 23.4% for the third quarter of 1998. The increase in SG&A expense as a percentage of sales is primarily the result of duplicate back office expenses, costs associated with the new systems and the impact of the historically higher average SG&A percentage of the Purchased Companies compared to the Company's other operations. The Company has been adding costs to the general office to build the infrastructure to centralize most administrative functions before any costs have been reduced at the field operations. The Company also has incurred expenses related to the installation of common operating and financial systems. Starting in the first quarter of 2000, the Company expects to begin achieving net reductions in administrative expenses as duplicate expenses are reduced at the field operations.

      During 1998, one of the Company's operations recorded substantial revenues from two major oilfield service companies, primarily under contracts to fabricate specialty equipment. As a result of the overall slowdown in the oilfield services industry, the Company's sales to these two customers in 1999 have declined from $6.4 million in the third quarter of 1998 to $2.9 million in the third quarter of this year. While this operation has downsized its workforce in response to the lower sales, it has gone from being very profitable in 1998 to a break-even operation during 1999.

      As previously reported, the Company has experienced significant problems with another of its operations. The Company previously reported an inventory adjustment of $840,000 for this operation for the fourth quarter of 1998. This operation had a $400,000 decrease in operating profit from the third quarter of 1998 compared to the third quarter of 1999. After an extensive review of this operation, the Company has taken a number of steps to improve its operations and accounting controls. These steps include hiring a new management team, installing the ROSS financial system and the Karmak operating system, reducing excess inventory and warehouse space, and reducing excess staffing levels. The Company believes these steps will improve the future financial results of this operation.

      SUMMARY COMPARISON OF SECOND AND THIRD QUARTERS OF 1999. Third quarter 1999 sales declined from second quarter 1999 sales by $2.9 million, or 3.6%. Seasonality accounts for the majority of this decrease. Historically, for the Company and the heavy duty parts industry, sales in the second half of the year have been slower than the first half of the year, with the fourth quarter being the slowest quarter of the year.

      Total gross profit dollars for the third quarter of 1999 decreased by $.9 million from the second quarter of 1999 due to lower sales. Gross profit as a percentage of sales remained relatively constant at 30.4% for the second and third quarters of 1999.

      SG&A expenses as a percentage of sales increased from 25.3% in the second quarter of 1999 to 26.7% in the third quarter of 1999, primarily as a result of overtime associated with product line changeovers, costs associated with the new systems and duplicate back office costs. During 1999, the Company is building the infrastructure to integrate its operations. Accordingly, SG&A expenses are anticipated to increase in the fourth quarter as the Company adds staff at the general office to centralize most back office functions and continues the installation of the common operating and financial systems, which is discussed in more detail below.

      Operating income for the third quarter of 1999 decreased approximately $1.3 million or 30.7% from the second quarter of 1999 as a result of the seasonal decline in sales together with an increase in expenses related to product line changes, duplicate back office personnel and the new systems. Interest expense for the third quarter of 1999 decreased $.1 million from the second quarter of 1999 as a result of the slightly decreased average debt level during the third quarter.

                       TRANSPORTATION COMPONENTS, INC.


      OTHER EVENTS. In June 1999 and October 1999, the Company acquired the assets of two small parts distributors in the Los Angeles and Milwaukee areas. These acquisitions add to the Company's southern California and Wisconsin operations.

      OPERATING STRATEGY. The Company is focused on aggressively integrating its operations, as described in more detail below.

            INCREASING PURCHASING SYNERGIES. The Company has begun to realize significant cost savings through purchasing economies of scale. The Company is implementing product line commonality throughout its operations. The resulting increased volume with common vendors will provide greater purchasing discounts for the Company. The purchasing synergies began to be material in the fourth quarter of 1998, and have increased in significance throughout 1999.

            INSTALLING COMPANY-WIDE INFORMATION TECHNOLOGY SYSTEMS. The Company is in the process of installing common operating and financial systems among its operating facilities, and placing all of its facilities on a common wide area network. These systems are described in more detail below under "Information Technology Systems and Year 2000 Strategy." Once they are fully installed, these systems are expected to provide timely, accurate and uniform information to the Company's management which will enable the Company to provide better service to its customers and operate more efficiently with a lower cost structure. Management had originally estimated that these systems would be fully implemented throughout the Company by the end of the second quarter of 2000. Because of the critical importance of these systems to the Company, management has accelerated the implementation timetable so that 72 of its 96 facilities are now on the new operating system. The operating system implementation will be substantially completed by the end of 1999, with the exception of the Company's export, Hawaii, Mexican and Canadian operations, and three locations in Florida. The Company further expects that substantially all of the Company's domestic operations will be on a common financial system by the end of the first quarter of 2000.

            CENTRALIZING APPROPRIATE ADMINISTRATIVE FUNCTIONS. The Company is working to realize cost savings by consolidating administrative functions such as purchasing, financing, insurance, risk management, employee benefits, marketing, accounts receivable and accounts payable. While the consolidation of financing and insurance has already been implemented, the consolidation of the other areas is in various stages of being implemented. During the second and third quarters of 1999, the Company consolidated the payroll for all companies under one common service provider and introduced a common 401(k) plan for all of its U.S. associates. The Company will establish a company-wide health insurance program for its U.S. associates effective January 1, 2000. The Company expects to centralize most administrative functions and reduce the duplicate costs at the companies during 2000.

            PURSUING SALES TO NATIONAL AND REGIONAL FLEETS. The Company believes there are significant opportunities to be a primary-source, preferred provider for replacement parts for national and regional fleet services. During the second and third quarters of 1999, the Company has substantially expanded its efforts to obtain national preferred provider contracts from national and regional fleet customers. The shift to line commonality throughout the TransCom companies and the common operating systems discussed above have been very important to these national and regional sales efforts. As a result of these recent sales efforts, the Company was recently selected to be the preferred provider for a national fleet. The Company, however, cannot estimate at this time the amount of new business that may be generated from this selection or from its other sales efforts.

            ACHIEVING GEOGRAPHIC AND COMPANY-WIDE OPERATING EFFICIENCIES. The Company believes that its geographic concentrations in California, Florida and the Mid-West will enable the Company to achieve

                       TRANSPORTATION COMPONENTS, INC.


operating efficiencies within these geographic areas. Other efficiencies will benefit the entire Company. These efficiencies include:

      o THE ABILITY TO CREATE NATIONAL MARKETING EFFORTS THROUGH JOINT PROGRAMS WITH ITS PRIME VENDORS. The shift to line commonality has made it possible to work more closely with national vendors to create specific sale programs for TransCom. The Company also is working to create more industry awareness of the "TransCom USA" name by replacing the Company's signs and revising the logos on its trucks and delivery vehicles.

      o THE ABILITY TO CREATE PRIVATE LABEL BRANDED PRODUCTS THAT CAN BE SOLD THROUGHOUT THE TRANSCOM COMPANIES. The Company recognized the market demand from its customers for these high quality, private label products. In response, the Company recently introduced the "Millennium" brand of brake shoes and brake drums, and has started selling them throughout the Company.

      o THE ABILITY TO DECREASE DUPLICATIVE INVENTORY AND DEVELOP DISTRIBUTION EFFICIENCIES WITHIN A REGION. The Company has started a program to improve the inventory ordering and stocking practices throughout the Company in an effort to reduce unnecessary inventory at the Company's facilities. The common operating systems described above are integral to these efforts. The Company also recently consolidated two of its Southern California facilities and two of its Florida facilities.

GENERAL

      On June 24, 1998, TransCom consummated its initial public offering ("IPO") and the mergers (the "Mergers") of nine companies (the "Founding Partner Companies"). After the IPO, TransCom acquired an additional nine companies (the "Purchased Companies") in separate merger transactions in the third and fourth quarters of 1998. TransCom, the Founding Partner Companies and the Purchased Companies are hereinafter referred to as the Company. The Company had no operations prior to the IPO.

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

                       TRANSPORTATION COMPONENTS, INC.

RESULTS OF OPERATIONS--COMBINED

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                        -----------------------------------------------------------------
                                                          1999                 %                1998                  %
                                                        --------             -----             --------             -----
                                                                        (in thousands, except percentages)
Revenues ......................................         $ 78,189             100.0             $ 58,423             100.0
Cost of sales .................................           54,438              69.6               41,189              70.5
                                                        --------             -----             --------             -----
    Gross profit ..............................           23,751              30.4               17,234              29.5
Selling, general and administrative ...........           20,899              26.7               13,674              23.4
                                                        --------             -----             --------             -----
    Income from operations ....................            2,852               3.7                3,560               6.1
Interest expense ..............................           (1,299)             (1.7)                (651)             (1.1)
Other income ..................................              274                .3                  297                .5
                                                        --------             -----             --------             -----
    Income before income taxes ................         $  1,827               2.3             $  3,206               5.5
                                                        ========             =====             ========             =====


RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

      The 1998 results include the Founding Partner Companies and $0.3 million of revenues of one Purchased Company for the quarter ended September 30, 1998. The results for the third quarter of 1999, however, include the Founding Partner Companies and the Purchased Companies. ACCORDINGLY, THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 ARE NOT COMPARABLE TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

      REVENUES. Revenues increased from $58.4 million for the three months ended September 30, 1998 to $78.2 million for the three months ended September 30, 1999. Substantially all of this increase is the result of revenues from the Purchased Companies.

      GROSS PROFIT. Gross profit increased from $17.2 million for the three months ended September 30, 1998 compared to $23.8 million for the three months ended September 30, 1999. As a percentage of revenues, gross profit increased from 29.5% for the three months ended September 30, 1998 to 30.4% for the three months ended September 30, 1999. The increase is primarily a result of improved pricing from vendors resulting from increased line commonality and the impact of the historically higher average gross margin percentage of the Purchased Companies compared to the Company's other operations.

      SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $7.2 million from $13.7 million for the three months ended September 30, 1998 to $20.9 million for the three months ended September 30, 1999. The majority of this increase relates to the SG&A expenses of the Purchased Companies. SG&A expenses as a percentage of sales increased to 26.7% compared to 23.4% for the three months ended September 30, 1998 primarily as a result of the cost of duplicate back office costs, costs associated with the new systems and the impact of the historically higher average SG&A percentage of the Purchased Companies compared to the Company's other operations.

      INTEREST EXPENSE. Interest expense increased from $.7 million for the three months ended September 30, 1998 to $1.3 million for the three months ended September 30, 1999. The increase in interest expense is associated with the increased debt incurred to acquire the Purchased Companies, debt incurred to purchase and install the new operating and financial systems, and debt incurred to provide general working capital.

                       TRANSPORTATION COMPONENTS, INC.

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------------------------------------------
                                                             1999                %                1998                 %
                                                          ---------            -----            ---------            -----
                                                                         (in thousands, except percentages)
Revenues ........................................         $ 237,539            100.0            $  62,209            100.0
Cost of sales ...................................           164,683             69.3               43,853             70.5
                                                          ---------            -----            ---------            -----
    Gross profit ................................            72,856             30.7               18,356             29.5
Selling, general and administrative .............            61,238             25.8               19,551             31.4
                                                          ---------            -----            ---------            -----
    Income (loss) from operations ...............            11,618              4.9               (1,195)            (1.9)
Interest expense ................................            (3,921)            (1.6)                (680)            (1.1)
Other income ....................................               804               .3                  285               .5
                                                          ---------            -----            ---------            -----
    Income (loss) before income taxes ...........             8,501              3.6            $  (1,590)            (2.5)
                                                          =========            =====            =========            =====


RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

      The Company was formed in October 1997 and had no operations prior to the IPO in June 1998, other than non-cash compensation charges and other start-up expenses. The 1998 results include the Founding Partner Companies from the date of acquisition on June 24, 1998 to September 30, 1998. The 1999 results, however, include the Founding Partner Companies and the Purchased Companies for the full period presented in 1999. ACCORDINGLY, THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 ARE NOT COMPARABLE IN ANY RESPECT TO THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

      REVENUES. Revenues increased from $62.2 million during the nine months ended September 30, 1998 to $237.5 million of revenues for the nine months ended September 30, 1999. Substantially all of this increase is the result of revenues from the Purchased Companies, and the Founding Partner Companies being included for only three months in 1998.

      GROSS PROFIT. Gross profit increased from $18.4 million for the nine months ended September 30, 1998 to $72.9 million for the nine months ended September 30, 1999. As a percentage of revenues, gross profit increased from 29.5% for the nine months ended September 30, 1998 to 30.7% for the nine months ended September 30, 1999. The increase in gross profit percentage is primarily a result of improved pricing from vendors resulting from the shift to line commonality and the impact of the historically higher average gross margin percentage of the Purchased Companies compared to the Company's other operations.

      SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $41.6 million from $19.6 million for the nine months ended September 30, 1998 to $61.2 million for the nine months ended September 30, 1999. The majority of the increase relates to the SG&A expenses of the Purchased Companies and the Founding Partner Companies operations being included for only three months in 1998. SG&A expenses as a percentage of sales declined from 31.4% for the nine months ended September 30, 1998 to 25.8% for the nine months ended September 30, 1999 primarily as a result of the non-recurring, non-cash compensation charges of $4.9 million recorded during the first quarter of 1998 related to common stock issued to the Company's management and consultants to the Company.

      INTEREST EXPENSE. Interest expense increased from $.7 million for the nine months ended September 30, 1998 to $3.9 million for the nine months ended September 30, 1999. The 1999 increase is associated with the consideration paid and debt assumed in connection with the acquisition of the Founding Partner Companies and the Purchased Companies, and debt incurred to provide general working capital.

      OTHER INCOME. Other income increased from $.3 million for the nine months ended September 30, 1998 to $.8 million for the nine months ended September 30, 1999. Other income in 1999 includes $.2 million

                       TRANSPORTATION COMPONENTS, INC.


of interest income, $.2 million from gains on foreign currency translation and transaction adjustments associated with the Company's operations in Mexico, and $.4 million from other non-related transactions.

LIQUIDITY AND CAPITAL RESOURCES

      The Company provided $4.9 million in net cash from operating activities in the nine months ended September 30, 1999. Net cash used for investing activities was $4.7 million for the nine months ended September 30, 1999, primarily relating to the purchase of vehicles, equipment, information technology systems and acquisitions. Net cash provided from financing activities was $.8 million for the nine months ended September 30, 1999. At September 30, 1999, the Company had cash of $5.1 million, working capital of $75.0 million and total debt of $77.3 million.

      The Company anticipates that over the near term, its cash flow from operations will provide cash in excess of the Company's normal working capital needs. Planned capital expenditures for equipment are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Company's line of credit or other sources of financing.

      Effective September 30, 1999, the Company entered into an Amended and Restated Credit Agreement with Bank One, NA (as successor to The First National Bank of Chicago), as agent. The primary changes were to modify two of the financial covenants, increase the interest rates payable by 75 to 150 basis points, and provide that the collateral for the loan will be a pledge of the Company's assets other than real estate and vehicles. The maximum borrowing capacity of $75.0 million and the termination date of June 24, 2001 were not changed. The Company is currently in compliance with the financial covenants in its credit facility. At September 30, 1999, approximately $10.0 million was available for borrowing under the most restrictive covenants under the credit facility.

      The Company will require additional capital to fund any future acquisitions. At this time, the Company does not plan to grow through acquisitions in the near term unless the Company generates excess cash flow or the market price of the Company's common stock rises to levels that will make acquisitions, using the Company's common stock as consideration, accretive to the Company's earnings. The Company also may pursue additional equity or debt financing to fund future acquisitions, although there can be no assurances that additional financing would be available on terms attractive to the Company.

INFORMATION TECHNOLOGY SYSTEMS AND YEAR 2000 STRATEGY

      IMPLEMENTATION OF NEW INFORMATION TECHNOLOGY SYSTEMS. Prior to their acquisition, each of the TransCom companies had separate information technology systems that used a variety of software and computer systems for operations and accounting. TransCom is in the process of installing common information technology systems among all of its companies to track and manage inventory and provide financial reporting. The information systems being installed include the following:

      o An advanced management information system from Karmak, Inc. that has been specifically designed for the heavy duty parts industry. This operating system will be used to purchase, monitor and allocate inventory on a real-time basis throughout the Company's branch locations. At the end of October 1999, the Karmak system had been installed at 72 of the Company's 96 locations. The Karmak system implementation will be substantially completed by the end of 1999, with the exception of the Company's export, Hawaii, Mexican and Canadian operations, and three locations in Florida.

      o A financial reporting system from ROSS Systems, Inc. which will centralize the financial reporting of all of the TransCom operations, and provide more timely and more detailed

                       TRANSPORTATION COMPONENTS, INC.


            financial information to management. The Company anticipates that the ROSS financial system will be substantially implemented throughout the Company's domestic operations by the end of the first quarter of 2000.

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

      Management had originally estimated that the systems would be fully implemented by the end of the second quarter of 2000. Because of the critical importance of these systems to the Company, management accelerated the implementation timetable so that 72 of its 96 facilities are on the Karmak system. The Company anticipates that the Karmak system implementation will be substantially completed by the end of 1999, with the exception of the Company's export, Hawaii, Mexican and Canadian operations, and three locations in Florida. The total expenditures for the new information systems are estimated at $4.0 million. Funding for these expenditures will come from operating cash flows and borrowings under the Company's Credit Facility as necessary.

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

      YEAR 2000 STRATEGY. Both the Karmak management information system and the ROSS financial system have been certified by the vendors as being Year 2000 compliant. The Company has evaluated its existing operating and financial systems for Year 2000 compliance and has found that most of its branch locations needed to take some actions to be Year 2000 compliant. For a number of the locations, the Company had to implement the new systems to make such locations Year 2000 compliant. Accordingly, the implementation schedule for the new systems has been partially based on the need to bring certain locations into Year 2000 compliance. Currently, the systems at 85 of the Company's 96 locations are Year 2000 compliant, and the remaining locations are scheduled to receive Year 2000 updates shortly. The Company believes that all of its locations will be Year 2000 compliant by the end of 1999.

      The Company has assessed the Year 2000 compliance of its non-information technology systems, such as telephone systems, and the extent to which the Company's suppliers are Year 2000 compliant. The

                       TRANSPORTATION COMPONENTS, INC.


Company does not believe that the Year 2000 compliance of its customers will have any material effect on the Company.

      Since the Company is substantially replacing its information technology systems, the Company does not believe that it can segregate the portion of its overall $4.0 million technology systems budget that is directly attributable to Year 2000 compliance measures. This assessment of costs, however, may change as the Company continues its assessment of the Year 2000 issues facing the Company.

      The Company faces significant risks in implementing its company-wide information systems as well as developing and implementing a Year 2000 strategy. There can be no assurance that the Company will be able to coordinate and integrate the information systems economically or that the Company will not experience delays, disruptions and unanticipated expenses in doing so. There can also be no assurances that the Company will successfully implement its Year 2000 plan. Any failure with respect to such implementation could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company has developed a contingency plan to address Year 2000 issues with respect to the Company's internal information technology systems and those of its customers, vendors and other third parties. The Company's contingency plans will include the use of vendors and other third parties that are Year 2000 compliant and the use of alternative data processing systems or temporary manual information systems as necessary.

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

SEASONALITY

      Historically, business activity for the heavy duty parts industry and the Company is slower in the second half of the year, with the fourth quarter being the slowest part of the year. Weather extremes cause increased parts wear and breakdowns of trucks and trailers; however, extreme weather, particularly during winter months, could inhibit general business activity. These seasonal trends may cause fluctuations in the Company's earnings. Additionally, quarterly results may be materially affected by the timing of acquisitions, variations in the margins of products sold and services performed during any particular quarter, the timing and magnitude of acquisition assimilation projects and regional economic conditions. Accordingly, the Company's operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

                          PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      The Company is not a party to any litigation that management considers to be of a material nature.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A.    EXHIBITS:

                  10.1 Amended and Restated Credit Agreement dated as of September 30, 1999 with Bank One, NA (formerly known as The First National Bank of Chicago), as agent, and the Lenders party thereto.

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



                                   TRANSPORTATION COMPONENTS, INC.


Date:  November 15, 1999           By: /s/ MAC MCCONNELL
                                           Mac McConnell, Senior Vice President
                                           and Chief Financial Officer