Form 10-K405
period 1999-12-31
TRANSPORTATION COMPONENTS INC
filed 2000-03-30
CIK 1059706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                        --------------------------------

|X|         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ______ TO ________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                ON WHICH REGISTERED
        -------------------                               ---------------------
Common Stock, par value $.01 per share                   New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 30, 2000 there were outstanding 17,693,638 shares of common stock of the Registrant. The aggregate market value on such date of the voting stock of the Registrant held by non-affiliates was an estimated $17.25 million.

================================================================================

                         TRANSPORTATION COMPONENTS, INC.

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                    PART I

Item 1.  Business................................................................................................1

Item 2.  Properties.............................................................................................11

Item 3.  Legal Proceedings......................................................................................13

Item 4.  Submission of Matters to a Vote of Security Holders....................................................13

                                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder Matters...............................14

Item 6.  Selected Financial Data................................................................................15

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................15

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................................20

Item 8.  Financial Statements and Supplementary Data............................................................21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................43

                                                    PART III

Item 10. Directors and Executive Officers of the Registrant.....................................................43

Item 11. Executive Compensation.................................................................................43

Item 12. Security Ownership of Certain Beneficial Owners and Management.........................................43

Item 13. Certain Relationships and Related Transactions.........................................................43

                                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................44

                 DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      THIS ANNUAL REPORT ON FORM 10-K CONTAINS SOME "FORWARD-LOOKING STATEMENTS" WHICH GIVE OUR CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES, INCLUDING ITEM 1. "BUSINESS," ITEM 3. "LEGAL PROCEEDINGS" AND ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". THESE STATEMENTS CAN BE IDENTIFIED BY THE USE OF TERMS SUCH AS "BELIEVE," "EXPECT," "MAY," "ESTIMATE," "WILL," "SHOULD," "INTEND" OR "ANTICIPATE" AND OTHER SIMILAR WORDS IN ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. FROM TIME TO TIME, WE MAY ALSO PROVIDE ORAL OR WRITTEN FORWARD-LOOKING STATEMENTS IN OTHER MATERIALS WE RELEASE TO THE PUBLIC.

      FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. IN PARTICULAR, WE HAVE IDENTIFIED SPECIFIC RISKS AND UNCERTAINTIES RELEVANT TO OUR BUSINESS UNDER "ITEM 1. BUSINESS - RISK FACTORS" ON PAGE 9 OF THIS REPORT. THESE MAY NOT BE ALL THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of our definitive proxy statement, to be filed with the Securities and Exchange Commission under Regulation 14A not later than 120 days after the close of our fiscal year, are incorporated by reference under Part III.

                                     PART I

ITEM 1.  BUSINESS

      Transportation Components, Inc., also known as TransCom USA, is a distributor throughout North America of replacement parts and supplies for commercial trucks, trailers and other heavy duty vehicles and equipment. To complement our parts distribution business, we also provide customers with value-added services, such as parts installation and repair, fleet maintenance management, machine shop services and remanufacturing of brake shoes, fuel injectors and turbo chargers. We distribute a broad selection of parts for braking systems and suspension and steering systems, as well as axles, wheels and rims, trailer parts, drive train components, hydraulic components and engine parts. These parts are used for regular preventative maintenance, such as replacement of worn brake shoes, belts, hoses and filters, and for "as-needed" repairs of damaged or out-of-warranty vehicle parts.

      We purchase heavy duty parts from component manufacturers, inventory these parts in 96 facilities across the United States, Mexico and Canada and distribute them to over 22,000 customers. We also export heavy duty parts to customers located in countries in South and Central America and the Pacific Rim. Our customers include private vehicle fleets operated by businesses that perform their own maintenance and repairs, independent repair shops, resellers, municipal and other government entities, specialty original equipment manufacturers, referred to as OEMs, and other end users.

      On June 24, 1998, we completed our initial public offering and simultaneously acquired nine separate companies engaged in the heavy duty parts distribution and repair industry. These nine companies had 68 operating facilities located across the United States and Mexico, and pro forma combined revenues in 1997 of approximately $208 million. We then acquired an additional nine companies in the third and fourth quarters of 1998 that added 27 additional locations in the United States and Canada. These additional nine companies added combined annualized revenues of approximately $87 million.

INDUSTRY OVERVIEW

      The heavy duty parts and repair industry consists of: (1) component manufacturers, (2) OEMs and OEM-authorized dealerships, (3) independent distributors and (4) repair shops and other end users. We believe this industry includes approximately 14,000 participants in the United States, consisting of 11,500 independent parts distributors and repair shops and 2,500 OEM-authorized dealerships. Based on the number of independent distributors and repair shops and the acquisition activity in the industry, we believe that the heavy duty parts and repair industry is highly fragmented and in the early stages of consolidation.

      To service their customers, independent distributors, like us, typically carry a large volume of inventory, including parts from many different component manufacturers, to service a wide variety of vehicles and equipment. By maintaining large and deep inventories, independent distributors strive to deliver parts to customers on the same day on a more cost-effective basis then OEM-authorized dealerships. In contrast, OEM-authorized dealerships typically inventory parts for use primarily in vehicles assembled by their OEMs.

      The heavy duty parts and repair industry is experiencing the same trends that have influenced other distribution industries, such as integrated single-source suppliers, strategic alliances, supply chain management, enhanced management information systems, and most recently, the formation of an internet-based service parts trading exchange. These trends have led to shorter delivery cycles, increasing use of electronic data interchange, or EDI, internet, "partnering" relationships with customers, expanding product offerings, vendor-managed inventory, a growing number of regional and national accounts and other types of value-added services to meet customer demand for more services from their suppliers.

COMPETITIVE STRENGTHS

      We believe the following factors give us a competitive advantage in our heavy duty parts and repair business:

      o SIZE AND CRITICAL MASS - which gives us purchasing and other economies of scale, and greater leverage with component parts manufacturers.

      o GEOGRAPHICALLY DIVERSE OPERATIONS - enabling us to effectively service large customers across regional and national markets.

      o STRONG CUSTOMER RELATIONSHIPS - providing us with repeat business and the opportunity to cross-sell our services and products.

      o EXPERIENCED MANAGEMENT - who hold a substantial amount of our outstanding common stock, including executive management with extensive parts distribution experience and local management with many years of experience in the heavy duty parts and repair industry and established reputations in their local markets.

      o EXPERIENCED SALES STAFF - enabling us to provide superior service to customers, because salespeople in the heavy duty industry must possess knowledge of the various vehicle and parts manufacturers and the specifications of a broad range of vehicle parts to determine properly a customer's parts needs. Unlike automobiles manufactured to standard models, virtually all trucks are manufactured to individual specifications.

      o STRONG VENDOR RELATIONSHIPS - which, in addition to supplying parts, also provide us additional marketing support, training and expertise to assist with sales growth and customer support.

      o COMPANY-WIDE ADVANCED INFORMATION SYSTEMS - providing us the information to improve our distribution efficiencies and our ability to purchase and manage inventory. It also allows for better communication among our branches to service customers on a consistent basis, and provides our associates with a shared database of information to allow them to perform their jobs more efficiently.

STRATEGY

      ACQUISITION STRATEGY. We believe the heavy duty industry is highly fragmented and provides an excellent opportunity to create value through consolidation. Our initial strategy was to aggressively grow through acquisitions and then, after achieving adequate geographic coverage and critical mass, to increase the focus on integrating the acquired companies by installing common systems and centralizing most administrative functions. This acquisition strategy was based on using our common stock for all, or a substantial portion of, the consideration for new acquisitions. Soon after our initial public offering, our stock price declined below the initial public offering price. As a result, the nature of the consideration paid for the nine additional companies acquired in the second half of 1998 consisted primarily of cash and subordinated debt because we were not willing to use our common stock and thereby dilute our existing shareholders. The market price for our common stock remains below levels at which we are willing to issue additional shares for acquisitions. Accordingly, we do not plan to grow through acquisitions in the near term. We may pursue additional debt or equity financing to finance future acquisitions, but additional financing may not be available or on terms we consider attractive.

      OPERATING STRATEGY. During 1999, we focused on integrating our operations. The key elements of our operating strategy include:

      o OFFERING COMMON PRODUCT LINES (LINE COMMONALITY) - In the heavy duty aftermarket, there are generally several vendors for each product line a distributor carries for sale to its customers. Before we acquired them, each of our acquired companies purchased product from many of these vendors and other sources. As a result, we used multiple vendors for each product line. After our formation, we reduced the number of our vendors and realized significant cost savings based on the substantial increase in volume of our purchases from the selected vendors. We call the process of selecting preferred vendors "line commonality." In addition to cost savings, line commonality has enabled us to better manage inventories and to offer common product lines to national and regional customers. We expect to achieve greater purchasing synergies in 2000.

      o COMPANY-WIDE INFORMATION TECHNOLOGY SYSTEMS - At the beginning of 1999, our goal was to install common operating and financial systems over an 18-month period ending in mid-2000. We accelerated this timetable in 1999 and were able to complete the majority of the base system installations by the end of 1999. In 2000, our focus will be to ensure the systems are properly interfaced and that each branch applies similar processes and procedures to generate consistent information. These systems include:

            o An operating system for inventory management from Karmak, Inc. specifically designed for the heavy duty parts industry. This software was used in 33 of our branch locations before we acquired them. In 1999, the Karmak system was installed in an additional 40 locations and is now installed at all locations in the United States except for 11 branches with specific needs not currently addressed by the Karmak software. These locations will remain on their existing operating software until the appropriate enhancements have been made. With most locations on the Karmak system, we will have consistent information to analyze operating results and compare activity at branch locations. The current version of the Karmak software limits the number of branches that can be grouped into one company. We expect a new version by the summer of 2000 that will enable us to maintain all branches under one company.

            o A common financial reporting system from ROSS Systems, Inc. is used throughout our branches. An interface has been developed between the Karmak operating system and the ROSS financial system providing an integrated system for management reporting. 65 of the US locations had implemented the ROSS system by the end of 1999. We anticipate all locations in the United States will be on the ROSS system by the end of the second quarter in 2000. While the foreign operations will not adopt the ROSS system in the near term, their financial information will be uploaded into ROSS for consolidation purposes.

            o We installed an Oracle data warehouse to allow management to analyze sales, gross margin, inventories, payroll and customer information for all locations using the Karmak operating software.

            o A wide area network that connects 80 of our locations. We expect that an additional six locations will be on the wide area network by the end of the second quarter of 2000. We have recently designed and installed an enhanced version of a website on the wide area network to serve as the foundation for our Intranet. We plan to begin using the Intranet during the second quarter of 2000. The Intranet, when fully functional, will serve as a common source of information for operating results, news, scheduled activities, product information, marketing programs and policies and procedures for all branch locations.

      We made significant progress in 1999 installing common systems throughout most of our branch locations. In 2000, our focus will be on refining the installed software and interfaces and developing standard policies and procedures in an effort to generate consistent information. We expect the systems, when fully implemented and consistently applied, to provide timely, accurate and uniform information to our management. As a result, we will be able to better service our customers and operate more efficiently with a lower cost structure. We believe the systems will provide us with the necessary technology infrastructure to fully integrate our operations and position us for future growth.

      At the request of several of our customers in 1999, we began to receive orders and send invoices electronically via EDI and the internet. Certain vendors offered us additional purchase discounts if we issue purchase orders and receive invoices in an electronic format. We believe a significant amount of information in the future will be exchanged electronically among us and our customers and vendors.

      CENTRALIZING ADMINISTRATIVE FUNCTIONS. We are working to realize cost savings by consolidating administrative functions such as financing, insurance, risk management, employee benefits, accounts payable, purchasing and fixed assets. During 1998, we centralized most of our financing and property and casualty insurance functions. During 1999, we centralized payroll and standardized employee benefits such as health insurance, flexible benefit plans and the 401(k) program for all domestic employees. In addition, during 1999, we transferred to Houston the accounts payable function from several branch locations. We centralized invoice payments for about 25 of our larger vendors and the purchasing function for several of the Florida branch locations. We estimate that most of our remaining United States branch office accounts payable and purchasing functions will be centralized during 2000. During 1999, we also centralized the accounting for fixed assets.

      We failed to realize significant cost savings during 1999 from centralizing our administrative functions due to the costs to train and staff our administrative office. We expect that significant administrative costs at our branch locations can be eliminated or reduced during the second half of 2000.

      IMPLEMENTING AN EFFICIENT AND EFFECTIVE MULTI-UNIT OPERATING STRUCTURE. The 18 companies formerly operated as separate entities and continued to operate with a large degree of autonomy in 1998 and most of 1999. During that period local management had responsibility for substantially all functions including finance and accounting, purchasing, marketing, selling, and day-to-day operations. In connection with our integration plan, certain functions will be centralized that we believe can be performed more effectively and cost efficiently including, purchasing, finance and accounting, and employee benefits. In addition, because of having line commonality, we will be able to centralize most of our marketing functions. We believe the centralization of these functions will enable local management to concentrate on the important functions of selling and customer relations, day to day operations and the growth and profitability of the business. To further support our field operating management, we recently implemented a new regional structure that organizes the operating management into four areas including three geographic regions and a fourth division which includes our international operations and the specialty companies. The new organizational structure establishes clear lines of communication and authority and responsibilities for profitability and growth. The new structure will also enable us to better implement common processes and procedures and other company programs.

         ACHIEVING GEOGRAPHIC AND COMPANY-WIDE OPERATING EFFICIENCIES. We believe our geographic concentrations in California, Florida and the central United States will enable us to achieve operating efficiencies within these geographic areas. These efficiencies include:

o The ability to provide greater product availability and decrease redundant inventory within a region. We also believe we will develop distribution efficiencies within a geographical region, including more cost-effective delivery of products from component manufacturers to the branch locations.

o The opportunity to cross-sell products and services to the customers within each region. We also believe we will be able to cross-sell our products and services to customers by leveraging the specialized and diverse product, service and marketing expertise of the individual companies.

o The opportunity to be a single-source, preferred provider for replacement parts and installation and repair services for national and regional fleet services. Based on the success of the national vehicle fleet services provided by several of our branches, we believe demand exists from large vehicle fleets to use the services of independent distributors capable of providing comprehensive services on a regional or national basis. Many of our branches provide services to companies with nationwide locations.

o The opportunity to identify those "best practices" that can be successfully implemented throughout our operations.

o The opportunity to eliminate other duplicate costs such as rent and wages. During 1999, we consolidated branch operations in southern California and Florida to eliminate overlapping coverage. We are currently in the process of consolidating our two Ft. Wayne, Indiana branches.

OPERATIONS AND SERVICES

      PARTS DISTRIBUTION BUSINESS. We distribute replacement parts for commercial trucks and trailers and other types of specialized heavy duty vehicles and equipment. We purchase heavy duty parts from component manufacturers, inventory these parts in 96 facilities across the United States, Mexico and Canada and distribute them to over 22,000 customers. We also export parts and supplies to customers located in Australia and New Zealand and countries in South and Central America and Southeast Asia.

      We maintain a large volume and wide selection of inventory to increase customers' access to the parts they need on a timely basis. As a result of our broad product selection, we believe that we have established a reputation with our customers as being more likely than our competitors to have requested parts in stock. To complement our parts distribution business, we also provide customers with value-added services, such as parts installation and repair, fleet maintenance management, training, machine shop services and remanufacturing. These services allow customers to reduce expenses by reducing parts and labor costs for repairs, decreasing the capital required for parts inventory and minimizing the lost productivity caused by vehicle breakdowns.

      COMPREHENSIVE PARTS PRODUCT LINE. Our broad product line includes parts for braking systems and suspension and steering systems, as well as axles, wheels and rims, trailer parts, drive train components, hydraulic components and engine parts. The parts range from frequently replaced "wear items" such as brake shoes, brake pads and filters, to transmissions that have relatively lengthy useful lives. The parts are installed in vehicles such as tractor-trailers, construction vehicles, waste disposal trucks, buses, light duty trucks and other types of specialized vehicles and equipment. We also provide parts for various types of off-road vehicles and equipment that support the oil field service, construction, mining, timber and agriculture industries, as well as the U.S. military and commercial airlines. We also sell parts for use in various industrial applications that use brakes, clutches, cables and other components similar to those used in vehicles. We provide customers with replacement parts not covered by the OEM warranty, either because the warranty period has expired or the part was never covered by a warranty. The warranties provided for new equipment sold by an OEM generally are "pass through" warranties from the original component manufacturer for each major component. The length of the warranty on covered components varies based on the reasonable expected useful life of the component.

      CUSTOMERS. Our customers include regional and national private fleets operated by businesses such as Halliburton and Dowell, and common carrier and rental fleets, including United Parcel Service of America, Inc., Roadway Package System, Inc. and U-Haul International, Inc. We also distribute parts to independent repair shops, resellers, municipal and other government entities, specialty OEMs and other end users. Our typical customer is a regional fleet operator that operates from ten to 100 trucks. A customer's typical vehicle will experience frequent stop-and-go travel subjecting vehicle parts to heavier wear which leads to more frequent repair and replacement. We have a diverse customer base of more than 22,000 customers, with no single customer accounting for more than 5% of our revenues in 1999 and 1998.

      DELIVERY OF PARTS TO CUSTOMERS. Most of our branches have a fleet of vehicles for delivery of parts directly to customers. For typical customers, we will make one or more daily scheduled stops for delivery of ordered parts and pick-up of worn parts for repair. If a customer makes infrequent purchases, a requested stop will be added to the regular routes of our vehicles. If a customer requests expedited service, we will provide special delivery services.

      VALUE-ADDED SERVICES. To complement our parts distribution business, several of our branches provide commercial vehicle parts installation and repair services. These branches employ mechanics and technicians who can diagnose and make needed repairs using inventoried parts. As part of our value-added services, we offer machine shop services to repair and rebuild parts for customers. In some cases, we advise the customer when particular vehicles need scheduled maintenance.

      Several of our branches can remanufacture damaged or worn parts for sale to customers. When finished, the remanufactured part meets either the original specifications or specifications acceptable to the customer and is resold at a discount to new parts with a company-specified warranty. We remanufacture brake shoes, turbo chargers, drive axles, transmissions, steering gears, fuel injectors and fuel pumps.

      We provide the following value-added distribution services:

      o Distributor for component manufacturers interested in outsourcing the distribution of a low-volume or discontinued item. In exchange for purchasing the annual production (in the case of low-volume components) or last-call production (in the case of discontinued components), we obtain a significant purchase discount.

      o Fleet maintenance management services in which we develop a customized database to record all the component parts used on the individual vehicles in a customer's fleet to enable us to provide a replacement part on a timely basis.

      o Supplier of specialty OEMs with assemblies of component parts on a just-in-time basis.

      o Supplier of just-in-time inventory for one of our national fleet customers by warehousing frequently needed parts, such as brake repair kits and shipping these parts upon request to the fleet's various maintenance centers.

      o We recently signed a licensing agreement to market software known as the Systems Manager of Assets and Resources in Transportation ("SMART") to our customers with repair facilities. SMART tracks replacement parts inventory, automate parts reordering, manage work orders and schedule preventative maintenance. SMART also provides the customer with management reports to operate more effectively and profitably.

      SPECIALTY SERVICES. In addition to their distribution business, some of our branches are also involved in our niche businesses, including:

      o Our Oklahoma City branch assembles specialty truck beds and trailers for vehicles such as oil field service trucks. We begin with a truck cab and chassis or a trailer chassis built by an OEM. Per customer specifications, the branch obtains specialized equipment from various manufacturers and assembles it onto the truck bed or trailer. After assembly and delivery of the new specialty trucks and trailers, the branch provides replacement parts and service to these customers.

      o Our branches located in Binghamton, New York and Scranton, Pennsylvania sell new and used Mack trucks through their Mack truck dealerships and provide service and parts.

      o Our Fort Wayne, Indiana branch sells new and used truck trailers and bodies, performs truck body fabrication work and installs truck beds.

      o Our Nashville, Tennessee branch remanufactures diesel engine fuel injectors and other related parts and distributes them across the United States, Canada and overseas.

      o     Our branches in Hawaii distribute auto parts.

SUPPLIERS

      We purchase heavy duty parts directly from over 300 component manufacturers, but are not materially dependent on any one supplier. Most of our 18 companies were members of one of the major industry marketing groups that obtained volume discounts from component manufacturers. At the end of 1998, we withdrew from these marketing groups. We are now working directly with the various component manufacturers to obtain discounts and rebates that reflect our greatly increased purchasing power. In virtually all cases, we have obtained volume discounts from the component manufacturers at least equal to those available to marketing groups.

      We are working to install line commonality for specific parts among all of our branches. Historically, the various branches reduced our purchasing power by buying different and competing brands for most parts. We will continue to negotiate with specific manufacturers to obtain better pricing in exchange for our commitment to purchase all or most of our needs for specific parts from a specific manufacturer. The change to line commonality has increased our purchasing power and reduced purchasing costs.

      We began centralizing our purchasing, replenishment and vendor payment functions in 1999, which is expected to bring further cost efficiencies. By centralizing the replenishment and maintenance functions, we believe we can reduce replenishment costs. In addition, the Karmak system will allow us to better manage our inventory levels among our branch locations.

COMPETITION

      The heavy duty parts and repair industry is highly-fragmented and competitive. The principal competitive factors are availability and quality of parts, services and price. We compete with other independent distributors on a regional and local basis, OEMs and OEM-authorized dealerships (such as Navistar, Freightliner, Mack, Peterbilt, Kenworth and Volvo), independent repair shops and component manufacturers who sell to large fleet owners.

      We believe that the heavy duty parts and repair industry is in the early stages of consolidation. We have faced stiff competition for acquisition candidates from other companies that are pursuing a similar consolidation strategy. During 1998, venture capital groups formed two new companies that began acquiring companies in the industry. Both groups primarily offer cash consideration and have acquired a number of acquisition candidates that we pursued. In 1999, these two companies combined to form Fleetpride. In addition, in the second quarter of 1998, Autozone, Inc. acquired TruckPro, an independent distributor of heavy duty parts based in Arkansas. Autozone may continue to enter other markets through acquisitions or by opening new branch locations. Finally, in the fourth quarter of 1998, Genuine Parts Company, which operates the National Auto Parts Association ("NAPA"), acquired UAP, Inc. a Canadian company with a significant heavy duty parts operation. Genuine Parts Company may continue to enter other markets through acquisitions or opening new branch locations.

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS

      Our operations are subject to many federal, state and local regulations protecting the environment, workplace, health and safety. In particular, our operations are subject to extensive federal, state and local laws and regulations governing waste disposal, air emissions, water discharges, the handling of hazardous substances, environmental protection, remediation, workplace exposure and other matters. Hazardous materials we use in our operations include various fuels, solvents, cleaners, lubricants, and comparable materials commonly used in the operation and servicing of vehicles and/or the remanufacturing of vehicle parts. Improper disposal, spills or releases of these materials could result in substantial liabilities to us, including the cost of environmental remediation. Our management believes we are in substantial compliance with all such laws, and does not currently anticipate that we will be required to expend substantial amounts in the foreseeable future in order to meet current environmental or workplace health and safety requirements.

EMPLOYEES (ASSOCIATES)

      As of December 31, 1999, we employed approximately 1,790 people. Of these, approximately 260 were in administration, 584 were in sales and 946 were in service and warehousing. We believe the expertise of our sales force is a competitive advantage. Unlike automobiles manufactured to standard models, heavy duty trucks are manufactured to individual specifications. A salesperson must be familiar with the various brands and specifications for truck parts to determine properly a customer's parts needs. This knowledge and expertise is generally gained through on-the-job training.

      In the United States, approximately 73 associates at four sites are members of labor unions. In Mexico, approximately 84 associates at nine sites are members of a labor union.

                                  RISK FACTORS

      LIMITED COMBINED OPERATING HISTORY; ABILITY TO INTEGRATE OPERATIONS. Prior to our creation, the individual companies operated as separate entities and continued to operate in that manner with a large degree of autonomy throughout 1998 and 1999. To manage ourselves on a profitable basis, we must institute common systems, management structure and procedures. We are attempting to aggressively integrate our operating and financial reporting systems, promote line commonality and centralize many of our administrative functions such as finance, insurance, payroll, employee benefits, fixed assets, accounts payable, marketing and purchasing. We may not be able to fully and successfully institute these common systems, product lines and centralize the various administrative functions in a timely and cost effective manner. In addition, our management group may not be able to successfully manage our branches as a combined entity and effectively implement our operating and growth strategies.

      RISKS ASSOCIATED TO LIQUIDITY. As a distributor of heavy duty truck parts we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as delivery vehicles, information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt. In March 2000, our internal cash flow projections indicated we will violate certain financial ratios required by our credit facility at March 31, 2000. As a result, we requested and received an amendment which cured the projected covenant violations as of March 31, 2000. Our internal cash flow projections indicate we will be in compliance with all restrictive covenants of the credit facility for the remainder of 2000. However, we cannot be sure that the assumptions contained in our internal cash flow projections will be achieved. Our credit facility matures on June 24, 2001. Because we prefer for amounts borrowed under the credit facility to be classified in our balance sheet as long-term, we intend to renew and extend the credit facility as of June 30, 2000. However, we cannot be sure that we will be able to renew and extend the credit facility and interest costs may be higher and the conditions more restrictive on any renewed facility.

      RISKS RELATED TO OPERATING AND INTERNAL GROWTH STRATEGIES. A key element of our strategy is to increase the revenues and profitability of our branch locations and any future acquired business. Another key component of our initial strategy was to operate the branches on a decentralized basis, with local management retaining responsibility for day-to-day operations, profitability and the internal growth of the individual branches. During 1999 and the first quarter of 2000, we began to shift from operating on a decentralized to a centralized basis, and we are now reorganizing our management structure. If we are not successful in the shift to a more centralized basis and do not implement proper overall business controls, we could have inconsistent operating and financial practices at our branches, and our overall profitability could suffer. Our internal growth will be affected by, among other factors, our ability to:

      o     increase sales to existing customers;

      o     attract new customers;

      o     hire and retain associates;

      o     open additional facilities;

      o     reduce operating and overhead expenses;

      o     respond to competition from other distributors;

      o     remodel existing facilities.


Many of these factors may be beyond our control, and our strategies may not be successful or we may not be able to generate cash flow sufficient to fund our operations and support internal growth.

      RISKS FOR IMPLEMENTATION OF INFORMATION TECHNOLOGY SYSTEMS. We are now implementing common operating and financial systems in all of the branches. We could experience delays, disruptions and unanticipated expenses during the implementation process. Until these information technology systems have been fully implemented, we may not achieve the full anticipated operating efficiencies and competitive advantages expected of these systems.

      RISKS RELATED TO ACQUISITION STRATEGY. One of our original growth strategies was to increase our revenues and the markets we serve through the acquisition of additional parts distribution companies. We have faced strong competition for acquisition candidates, which has limited our acquisition opportunities and resulted in higher acquisition prices. We expect continuing competition for acquisition candidates, and our competitors may have greater financial resources and might be willing to pay higher prices than we are willing to pay for the same acquisition opportunities. In addition, as discussed below under Acquisition Financing Risks, our ability to grow through acquisitions is limited by our ability to finance future acquisitions.

      We also cannot be sure that we can integrate successfully any acquired businesses with our other operations without substantial costs, delays or other operational or financial problems. Further, acquisitions involve special risks which could adversely affect our business, financial condition and results of operations. These special risks include:

      o failure of the acquired businesses to achieve the expected results and therefore justify our investment;

      o     diversion of management's attention from operational matters;

      o     our inability to retain key personnel of the acquired businesses;
            and

      o     risks associated with unanticipated events or liabilities.

      ACQUISITION FINANCING RISKS. We had intended to use our common stock for a substantial portion of the consideration for future acquisitions. Our common stock, however, has not maintained a sufficient market value to use it for acquisitions since issuances at current levels would be dilutive to our existing stockholders. Accordingly, we were required to use more of our cash resources and subordinated debt for the nine acquisitions completed in the third and fourth quarters of 1998. Our ability to use cash and additional debt to finance acquisitions, however, is limited by financial covenants in our credit facility that prohibit us from increasing our total debt in excess of specified levels of historical cash flow. In addition, using cash and subordinated debt for acquisitions limits our financial flexibility and requires us to seek additional capital through future debt or equity financings. When we seek additional debt or equity financing, we cannot be certain it will be available to us at all or on acceptable terms. Accordingly, our ability to grow through acquisitions will be limited unless (1) the market price of our common stock rises to levels that will make acquisitions accretive to our earnings, (2) we can generate excess cash flow, or (3) we can secure additional debt or equity financing on acceptable terms.

      RISKS OF IMPROVED PARTS QUALITY IN THE COMPONENT MANUFACTURING INDUSTRY. The quality and useful lives of parts manufactured for heavy duty vehicles and equipment is improving. Over time, this trend results in less frequent parts replacement which reduces the demand for our products and services. Moreover, we expect the improved quality of original parts to allow component manufacturers, OEMs and OEM-authorized dealerships to provide customers with extended vehicle and parts warranties. If warranty coverage of parts is extended, vehicle owners would likely return to the OEM-authorized dealership from which they purchased the vehicle for longer periods of time to have warranty repair service performed or parts replaced. In addition, improved quality of replacement parts may extend the replacement cycles of heavy duty parts. If parts replacement cycles increase, we could experience a decrease in the frequency with which customers require replacement parts and repair service.

      COMPETITION RISKS. The parts and heavy duty repair industry is highly-fragmented and very competitive. The principal competitive factors are availability and quality of parts, services and price. We compete with a large number of independent distributors on a regional and local basis, some of which may have greater financial resources than we do, and several of which are public companies. We also face increased competition from OEMs and OEM-authorized dealerships who offer many of the same parts to owners of vehicles and fleets, particularly during the warranty period. Our existing and new competitors may have lower overhead cost structures and may be able to provide their parts and services at lower rates than we can. Consequently, we may encounter significant competition in our efforts to achieve both our internal growth objectives and the operating strategy to increase our profitability.

      DEPENDENCE ON KEY PERSONNEL. Our operations depend on the continued efforts of our executive officers and on the senior and key management personnel at our branches and regions. We cannot guarantee that any key member of management at the general office, region or branch level will continue in such capacity. The loss of key personnel or the inability to hire and retain qualified associates could have an adverse effect on our business, financial condition and results of operations. We do not maintain key man life insurance.

      ECONOMIC FACTORS. Many of our products are sold to customers in industries that experience fluctuations in demand based on economic conditions, energy prices, consumer demand and other factors. For example, the Oklahoma City branch assembles specialty truck equipment for companies in the oil field service industry, and experienced a significant reduction of business in 1999 because of the business slowdown in that industry. Also, the trucking industry has historically been highly cyclical as a result of various economic factors such as economic recession and downturns in customers' business cycles and shipping requirements. We have no control over these economic factors. We may not be able to increase or maintain our level of sales in periods of economic stagnation or downturn.

      POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES. Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposing of waste products, hazardous substances, fuel storage and air quality. As a result of past and future operations at our facilities, we may be required to incur environmental remediation costs and other cleanup expenses. In addition, we cannot be certain that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

      FOREIGN CURRENCY FLUCTUATIONS. A portion of our revenues are billed and collected in a foreign currency. Additionally, substantially all of the operating expenses related to foreign locations are incurred in a foreign currency. Consequently, our reported financial results are affected by fluctuations of foreign currencies against the U.S. dollar. We periodically perform foreign currency hedging to reduce our foreign currency transaction exposure.

      SEASONALITY. Weather extremes cause increased parts wear and breakdowns of trucks and trailers; however, extreme weather, particularly during winter months, could inhibit general business activity. Unusually warm weather during the winter months will inhibit the need for our parts and services. These seasonal trends may cause fluctuations in our earnings. Additionally, quarterly results may be materially affected by the timing of acquisitions, variations in the margins of products sold and services performed during any particular quarter, the timing and magnitude of acquisition assimilation projects and regional economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

ITEM 2.     PROPERTIES.

      We operate 83 facilities in the United States, nine in Mexico and four in Canada. We own six of these facilities and the remaining facilities are leased. These facilities are used as warehouses, repair shops and office space. A number of these leases are with related parties. Generally, leases range from five to ten years and are on terms we believe to be commercially reasonable. We also lease our executive and administrative offices in Houston, Texas. We believe that our facilities will be adequate for our expected needs over the next several years. To maximize available capital, we generally intend to continue to lease most of our properties.

      The following table sets forth the geographic locations of our heavy duty parts and repair facilities in the United States, Mexico and Canada:

STATE/COUNTRY CITY
------------- ----
Alabama       Birmingham

Arizona       Phoenix

California    Freemont, City of Commerce, Rancho Dominguez, Corona, Oakland,
              Ontario, Placentia, Rialto, South San Francisco, San Jose, South
              Gate and Stockton

Colorado      Denver

Florida Clearwater, Daytona Beach, Fort Lauderdale, Fort Myers, Fort Pierce, Miami (3), Ocala (1), Orlando (3), Pembroke, Sunrise, Tallahassee, Tampa and West Palm Beach

Hawaii        Honolulu (3), Kapaa and Lihue

Iowa          Des Moines

Illinois      Litchfield

Indiana       Fort Wayne (2), Gary,  Portage and South Bend

Kansas        Overland Park

Minnesota     Brainerd, Eagan (2),  Mahtomedi, Red Wing and St. Paul

Missouri      Columbia, Kansas City, Rolla and St. Louis (2)

Nevada        Las Vegas and Sparks

New York Binghamton, Deposit, Elmira, Homer, Rochester, Syracuse, Utica, Watertown and Schenectady

North Dakota  Fargo

Oklahoma      Oklahoma City (2)

Pennsylvania  Pittston and Scranton

South Dakota  Sioux Falls

Tennessee     Johnson City, Memphis, Knoxville and Nashville

Texas         Laredo

Washington    Vancouver

Wisconsin     Appleton, Black River Falls and Milwaukee (2)

Mexico        Aguascalientes, Mexico City, Guadalajara, Torreon, Culiacan ,
Cordoba,      Tijuana, Monterrey and Coatzacoalcos

Canada        Winnipeg, Dryden, Thunder Bay and Regina

      We operate a fleet of approximately 500 owned or leased trucks, trailers and other support vehicles. We believe these vehicles generally are well-maintained and adequate for our current operations.


ITEM 3.     LEGAL PROCEEDINGS

      From time to time we are sued in the ordinary course of business. There are currently no legal proceedings that, in management's opinion, would have a material adverse effect on our operating results or financial condition if adversely determined.


ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock has traded on The New York Stock Exchange since June 19, 1998 under the symbol TUI. The following table sets forth the high and low sale prices for the common stock for the period from June 19, 1998, the date of our initial public offering, through December 31, 1999.

                                                   HIGH           LOW
                                                  -------       ------
1998:
    June 19, 1998 to September 30, 1998           $ 11.50       $ 6.38
    October 1, 1998 to December 31, 1998          $  6.50       $ 3.38
1999:
    January 1, 1999 to March 31 1999              $  5.50       $ 2.88
    April 1, 1999 to June 30, 1999                $  4.25       $ 3.13
    July  1,  1999 to September  30, 1999         $  3.69       $ 2.50
    October 1, 1999 to  December  31, 1999        $  3.00       $ 2.31

At March 28, 2000, we had approximately 194 stockholders of record.

      We have never declared or paid a cash dividend on our common stock. We intend to retain all of our earnings, if any, to finance the expansion of our business and for general corporate purposes, including future acquisitions and do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, our credit facility includes restrictions on our ability to pay dividends without the consent of the lender.

SALES OF UNREGISTERED SECURITIES

      We sold no unregistered securities in 1999.

ITEM 6.  SELECTED FINANCIAL DATA

      We acquired nine companies at the time of our initial public offering on June 24, 1998. During the third and fourth quarters of 1998, we acquired nine additional companies. All 18 acquisitions were accounted for as purchases. The following selected historical financial data has been derived from our audited financial statements for the years ended December 31, 1999 and 1998 and the period from inception (October 9, 1997) to December 31, 1997. The historical financial statement data reflects all 18 acquisitions as of their acquisition dates. The selected historical financial data below should be read in conjunction with the audited historical Consolidated Financial Statements of Transportation Components, Inc. and the related Notes included in Item 8. "Financial Statements and Supplementary Data."

                                                                                PERIOD FROM
                                                                                 INCEPTION
                                                                                (OCTOBER 9,
                                                   YEAR ENDED DECEMBER 31,        1997) TO
                                                ----------------------------    DECEMBER 31,
                                                    1999            1998            1997
                                                ------------    ------------    ------------
                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
   Revenues .................................    $    310,527    $    133,713     $       --
   Operating income (loss) ..................          13,045           2,444           (3,108)
   Net income (loss) ........................           4,163          (1,606)          (3,108)

                                                                 DECEMBER 31,
                                                --------------------------------------------
BALANCE SHEET DATA                                  1999            1998            1997
                                                ------------    ------------    ------------
                                                               (IN THOUSANDS)

   Working capital .........................    $     73,751    $     75,444    $         26
   Total assets ............................         224,570         218,905             342
   Total debt, including current portion ...          76,166          76,574            --
   Stockholders' equity ....................         101,979          97,877              26

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS SECTION CONTAINS STATEMENTS, WHICH ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE DISCLOSURE PRESENTED ON THE INSIDE OF THE FRONT COVER OF THIS REPORT FOR CAUTIONARY INFORMATION WITH RESPECT TO FORWARD-LOOKING STATEMENTS. IN PARTICULAR, WE HAVE IDENTIFIED SPECIFIC RISKS AND UNCERTAINTIES RELEVANT TO OUR BUSINESS UNDER "ITEM 1. BUSINESS - RISK FACTORS" ON PAGE 9 OF THIS REPORT. THESE MAY NOT BE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS.

      The following discussion and analysis should be read in conjunction with
Item 6. "Selected Financial Data," and the Consolidated Financial Statements and related Notes in Item 8. "Financial Statements and Supplementary Data."

OVERVIEW

      During 1999, we focused on integrating our operations. We installed common operating and financial systems and a wide area network in the majority of our branch locations. We centralized payroll and standardized employee benefits such as health insurance, flexible benefit plans and the 401(k) program for all domestic associates. In addition, we transferred the accounts payable function from several branches to the general office in Houston. We centralized invoice payments for approximately 25 of our larger vendors. We transferred the purchasing function for several of our Florida branches to the general office. We estimate that the accounts payable and purchasing functions for most of our remaining domestic branches will be centralized during 2000.

      We failed to realize significant cost savings during 1999 from centralizing our administrative functions, as described above, due to the costs to staff and train our general office. We built the infrastructure to centralize the branch administrative functions before significant costs could be reduced at the branches. Additionally, we incurred costs to train our associates on the recently installed common operating and financial systems. During the fourth quarter of 1999, we recorded approximately $0.9 million of charges for severance costs associated with our centralization of administration and other headcount reductions. We expect that significant administrative costs at our branch locations can be eliminated or reduced during the second half of 2000. We expect these administrative cost reductions will result in additional severance costs.

      We believe the heavy duty truck parts industry has slowed during 1999 from the record levels experienced in 1997 and 1998. Our revenue level in 1999 declined slightly from 1998. During 1998, our Oklahoma City branch recorded substantial revenues from two major oilfield service companies, primarily under contracts to fabricate specialty equipment. As a result of the overall slowdown in the oilfield services industry, the branch's sales have declined from $12.7 million in the second half of 1998 to $5.5 million in the second half of 1999. While this operation has downsized its workforce in response to the lower sales, it has gone from being very profitable in 1998 to a slightly above break-even operation during 1999.

RESULTS OF OPERATIONS

                                                                                                       PERIOD FROM INCEPTION
                                                                                                        (OCTOBER 9, 1997) TO
                                                        YEARS ENDED DECEMBER 31,                          DECEMBER 31, 1997
                                         -------------------------------------------------------     -------------------------
                                            1999             %            1998            %             1997             %
                                         ----------     ----------     ----------     ----------     ----------     ----------
                                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)

Revenues ............................    $  310,527          100.0     $  133,713          100.0     $     --             --
Cost of Sales .......................       215,482           69.4         93,352           69.8           --             --
                                         ----------     ----------     ----------     ----------     ----------     ----------
    Gross Profit ....................        95,045           30.6         40,361           30.2           --             --
Selling, general and administrative .        79,788           25.7         37,101           27.8          3,108           --
Amortization of goodwill ............         2,212            0.7            816            0.6           --             --
                                         ----------     ----------     ----------     ----------     ----------     ----------
    Income (loss) from operations ...        13,045            4.2          2,444            1.8         (3,108)          --
Interest expense ....................        (5,511)          (1.8)        (1,913)          (1.4)          --             --
Other income ........................           997            0.3            517            0.4           --             --
                                         ----------     ----------     ----------     ----------     ----------     ----------
    Income (loss) before income taxes    $    8,531            2.7     $    1,048            0.8     $   (3,108)          --
                                         ==========     ==========     ==========     ==========     ==========     ==========

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

      We were formed in October 1997 and had no operations prior to our initial public offering in June 1998, other than non-cash compensation charges and other start-up expenses. The 1998 results include the original nine companies from their date of acquisition on June 24, 1998, and the nine additional companies from the dates of acquisition during the second half of 1998. The 1999 results, however, include the results of all eighteen companies for the full year. ACCORDINGLY, THE RESULTS OF OPERATIONS FOR 1999 HAVE LIMITED COMPARABILITY TO THE RESULTS OF OPERATIONS FOR 1998.

      REVENUES. Revenues increased from $133.7 million in 1998 to $310.5 million in 1999. Substantially all of this increase is the result of revenues from all eighteen companies being included only from the dates of acquisition in 1998.

      GROSS PROFIT. Gross profit increased from $40.4 million in 1998 to $95.0 million in 1999. Most of the increase in gross profit is the result of gross profit of all eighteen companies being included only from the dates of acquisition in 1998. As a percentage of revenues, gross profit increased from 30.2% in 1998 to 30.6% in 1999. The increase in gross profit percentage is primarily a result of improved pricing from vendors resulting from the shift to line commonality. Much of the improved pricing is in the form of rebates which can be paid monthly, quarterly or annually.

      SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased $42.7 million from $37.1 million in 1998 to $79.8 million in 1999. The majority of the increase relates to the SG&A expenses of all 18 companies being included only from the dates of acquisition in 1998. General office expenses were approximately $6.0 million in 1999 compared to approximately $1.8 million in 1998. SG&A expenses as a percentage of sales declined from 27.8% for 1998 to 25.7% for 1999 primarily as a result of the non-recurring, non-cash compensation charges of $4.9 million recorded during the first quarter of 1998 related to common stock issued to management and consultants, partially offset by the increase in general office expenses.

      INTEREST EXPENSE. Interest expense increased from $1.4 million in 1998 to $5.5 million in 1999. The increase is associated with the consideration paid and debt assumed in connection with the acquisition of the eighteen companies in 1998 and debt incurred in 1998 to provide general working capital.

      OTHER INCOME. Other income increased from $.5 million in 1998 to $1.0 million in 1999. The increase is primarily the result of 1998 including the results of all 18 companies only from the dates of acquisition. Other income in 1999 includes $0.4 million of interest related income and $0.2 million of gains on foreign currency transaction adjustments associated with our operations in Mexico.

RESULTS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 9, 1997) TO DECEMBER 31, 1997

      We were formed in October 1997 and had no operations before our initial public offering in June 1998, other than non-cash compensation charges and other start-up expenses. Accordingly, the results of operations for 1997 are not comparable in any respect to the results of operations for 1998.

      REVENUES. There were no revenues during the period from inception (October 9, 1997) to December 31, 1997 compared to $133.7 million of revenues for the year ended December 31, 1998. All of the 1998 revenues are from the original nine companies which were acquired as of June 24, 1998, and the nine additional companies acquired in the second half of 1998.

      GROSS PROFIT. There was no gross profit for the period from inception (October 9, 1997) to December 31, 1997, compared to $40.4 million of gross profit for the year ended December 31, 1998. All of the 1998 gross profit is associated with the original nine companies acquired as of June 24, 1998, and the nine additional companies acquired in the second half of 1998.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $34.0 million from $3.1 million for the period from inception (October 9, 1997) to December 31, 1997 to $37.1 million in 1998. Approximately $30 million of the increase is associated with the operations of the original nine companies acquired as of June 24, 1998, and the nine additional companies acquired in the second half of 1998. Our becoming a public company in 1998 resulted in approximately $1.8 million of general office and management expenses in 1998, but no such corporate expenses are reflected in 1997 since we were not yet public. The non-recurring, non-cash compensation charges of $3.1 million and $4.9 million during 1997 and the first quarter of 1998, respectively, related to common stock issued to our management and consultants. These compensation changes account for $1.8 million of the increase in selling, general and administrative expense in 1998 over 1997.

      INTEREST EXPENSE. There was no interest expense in 1997 compared to $1.9 million of interest expense for the year ended December 31, 1998. The 1998 interest expense is associated with debt assumed in connection with the acquisition of the original nine companies, the consideration and assumed debt to acquire the nine additional companies, and debt incurred to provide general working capital.

      OTHER INCOME. Other income was $517,000 for the year ended December 31, 1998. Other income in 1998 includes $155,000 of interest income and a $318,000 gain on termination of a deferred compensation agreement resulting from the death of the beneficiary under such agreement. Such gains, however, were partially offset by losses of $171,000 from foreign currency translation and transaction adjustments associated with operations in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

      As a distributor of heavy duty truck parts we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as delivery vehicles, information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

      We provided $4.8 million in net cash from operating activities for the year ended December 31, 1999. Net cash used for investing activities was $5.5 million for the year ended December 31, 1999, primarily relating to the purchase of information technology systems, delivery vehicles and two branch operations. At December 31, 1999, we had cash of $2.9 million, working capital of $73.8 million and total debt of $76.2 million compared to $4.1 million, $75.4 million and $76.6 million at December 31, 1998, respectively.

      On June 24, 1998, we entered into a three-year revolving credit facility which provides for a line of credit up to $75 million. The credit facility matures on June 24, 2001, bears interest at either LIBOR plus an applicable margin based on the ratio of funded debt to cash flows (as defined), or the bank's prime rate, at our option. An annual commitment fee of up to 1/4% is payable on any unused portion of the credit facility. The credit facility may be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the credit facility, we are required to comply with various affirmative and negative covenants including: (1) the maintenance of certain financial ratios, (2) restrictions on additional indebtedness, (3) restrictions on liens, guarantees and dividends, (4) obtaining lender's consent with respect to certain individual acquisitions, (5) the maintenance of a specified level of consolidated net worth, and (6) a restriction that total debt may not exceed a specified level of our earnings before interest, taxes, depreciation and amortization. In addition, our credit facility includes restrictions on our ability to pay dividends.

      Effective September 30, 1999, we entered into an Amended and Restated Credit Agreement, or Credit Facility. The primary changes were to modify two of the financial covenants, increase the interest rates payable by 75 to 150 basis points, and provide that the collateral for the loan will be a pledge of our assets other than real estate and vehicles. The maximum borrowing capacity of $75.0 million and the termination date of June 24, 2001 were not changed. As of December 31, 1999, we are in compliance with the financial covenants in our Credit Facility. At December 31, 1999, $0.3 million was available for borrowings under the most restrictive covenants under the Credit Facility.

      Our internal cash flow projections indicated we will violate certain financial ratios required by our Credit Facility at March 31, 2000. As a result, we requested and received an amendment which cured the projected covenant violations as of March 31, 2000. Our internal cash flow projections indicate we will be in compliance with all restrictive covenants of the Credit Facility for the remainder of 2000. However, we cannot be sure that the assumptions contained in our internal cash flow projections will be achieved.

      Our Credit Facility matures on June 24, 2001. Because we prefer for amounts borrowed under the Credit Facility to be classified in our balance sheet as long-term, we intend to renew and extend the Credit Facility as of June 30, 2000. However, we cannot be sure that we will be able to renew and extend the Credit Facility and interest costs may be higher and the conditions more restrictive on any renewed facility.

      Our internal cash flow projections indicate our cash flow from operations will provide cash in excess of our normal working capital needs. Planned capital expenditures for 2000 of approximately $2.1 million are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility or other sources of financing.

      We will require additional capital to fund any future acquisitions. At this time, we do not plan to grow through acquisitions in the near term unless the market price of our common stock rises to levels that will make acquisitions accretive to our earnings or we generate excess cash flow. We also may pursue additional equity or debt financing to fund future acquisitions, although we may not be able to obtain additional financing on attractive terms.

IMPACT OF YEAR 2000

      In the prior year, we installed the Karmak management information system and the ROSS financial system at a number of our locations. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

      Because we substantially replaced our information technology systems during 1999, we do not believe that we can segregate the portion of our overall $3.6 million in technology systems expenditures that were directly attributable to Year 2000 compliance measures.

FOREIGN CURRENCY FLUCTUATIONS

      A portion of our consolidated revenues are billed and collected in a foreign currency. Additionally, substantially all of the operating expenses related to foreign locations are incurred in a foreign currency. Consequently, our reported financial results are affected by fluctuation of foreign currencies against the U.S. dollar. We periodically perform foreign currency hedging to reduce our foreign currency transaction exposures.

INTERNATIONAL BUSINESS

      We derive approximately 9% of our revenues from our operations in Mexico, approximately 2% of our revenues from exporting heavy duty parts and supplies to customers in countries in South and Central America, Southeast Asia and the Pacific Rim and approximately 4% of our revenues from our operations in Canada. The risks of doing business in foreign countries include currency exchange rate fluctuations, potential adverse changes in the diplomatic relations of foreign countries with the United States, hostility from local populations, adverse effects of currency exchange controls, restrictions on the withdrawal of foreign investment and earnings, government policies against businesses owned by non-nationals, expropriations of property, the potential instability of foreign governments and the risk of insurrections that could result in uninsured losses. Our international operations also are subject to economic uncertainties, including, among others, risks of renegotiation or modification of existing agreements or arrangements with governmental authorities, exportation and transportation tariffs, foreign exchange restrictions and changes in taxation structure.

SEASONALITY

      Weather extremes cause increased parts wear and breakdowns of trucks and trailers; however, extreme weather, particularly in winter months, could inhibit general business activity. These seasonal trends may cause fluctuations in our earnings. Additionally, quarterly results may be materially affected by the timing of acquisitions, variations in the margins of products sold and services performed during any particular quarter, the timing and magnitude of acquisition assimilation projects and regional economic conditions. Accordingly, our operating results in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk primarily from interest rates and foreign currency exchange rates. We actively monitor our exposure to market risks and continue to develop and use appropriate risk management techniques. Accordingly, we may enter into certain derivative financial instruments such as interest rate caps or swaps and foreign currency futures contracts or obligations. We do not use derivative financial instruments for trading or to speculate on changes in interest rates or foreign currency exchange rates.

      The sensitivity analyses below, which hypothetically illustrate our potential market risk exposure, estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on 1999 earnings. The sensitivity analyses presented do not consider any additional actions we might take to mitigate our exposure to such changes. The market changes, assumed to occur as of January 1, 1999, include a 100 basis point change in market interest rates and a 10% weakening of all other currencies relative to the U.S. dollar. The hypothetical changes and assumptions may be different from what actually occurs in the future.

      INTEREST RATES - As of December 31, 1999, we had no derivative financial instruments to manage interest rate risk. Accordingly, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of December 31, 1999, approximately 82% of our long-term obligations were floating rate obligations. The detrimental effect on our earnings of the hypothetical 100 basis point increase in interest rates described above would be approximately $0.6 million before income taxes. This effect is primarily due to the floating rate borrowings under our revolving credit facility.

      FOREIGN CURRENCY EXCHANGE RATES - Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We manage its exposure to changes in exchange rates by buying or selling currency futures contracts and options. Our risk management objective is to reduce our exposure to the effects of changes in exchange rates on the value of our accounts receivable denominated in foreign currency on a monthly basis. To a certain extent, foreign exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Our foreign currency risk policies entail entering into foreign currency futures contracts only to manage risk - not for speculative investments.

      A hypothetical 10% weakening of the average exchange rate for 1999 of all other currencies relative to the U.S. dollar would have reduced our sales and operating income by $4.0 million and $0.5 million, respectively. The hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the effects of the sensitivity analysis shown above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
TRANSPORTATION COMPONENTS, INC.

Report of Independent Public Accountants.................................... 22

Consolidated Balance Sheets at December 31, 1999 and December 31, 1998...... 23

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998 and the period from inception (October 9, 1997) to December 31,
  1997...................................................................... 24

Consolidated Statements of Stockholders' Equity for the period from inception (October 9, 1997) to December 31, 1999.......................... 25

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and the period from inception (October 9, 1997) to December 31,
  1997...................................................................... 26

Notes to Consolidated Financial Statements.................................. 27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Transportation Components, Inc.:

      We have audited the accompanying consolidated balance sheets of Transportation Components, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended December 31, 1999 and 1998 and the period from inception (October 9, 1997) to December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transportation Components, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and the period from inception (October 9, 1997) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP


Houston, Texas
March 30, 2000

                         TRANSPORTATION COMPONENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              DECEMBER 31,
                                                                        -----------------------
                                                                           1999          1998
                                                                        ---------     ---------
                                  ASSETS
Current assets:
    Cash and cash equivalents ......................................    $   2,859     $   4,090
    Accounts receivable, net .......................................       40,029        38,111
    Receivables from related parties ...............................          508           455
    Notes receivable, current ......................................          732           962
    Inventories ....................................................       67,203        71,354
    Prepaid expenses and other .....................................        2,941         2,027
    Deferred tax asset .............................................        5,447         3,439
                                                                        ---------     ---------
         Total current assets ......................................      119,719       120,438

Property and equipment, net ........................................       14,532        12,604
Notes receivable, net ..............................................          752         1,854
Notes receivable from related parties ..............................          858           822
Goodwill, net ......................................................       87,358        81,832
Other assets .......................................................        1,351         1,355
                                                                        ---------     ---------
        Total assets ...............................................    $ 224,570     $ 218,905
                                                                        =========     =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ..........................    $  42,459     $  41,342
    Payables to related parties ....................................        1,762         1,764
    Current portion of long-term debt ..............................          743         1,651
    Other current liabilities ......................................        1,004           237
                                                                        ---------     ---------
        Total current liabilities ..................................       45,968        44,994

Long-term debt, less current portion ...............................       61,173        59,091
Deferred tax liability .............................................        2,962         2,875
Payables to related parties ........................................       12,488        14,068
                                                                        ---------     ---------
        Total liabilities ..........................................      122,591       121,028
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par, 5,000,000 shares authorized, none
      issued .......................................................         --            --
    Common stock, $0.01 par, 102,000,000 shares authorized,
      17,782,054 and 17,727,815 shares issued, respectively ........          178           177
    Additional paid-in capital .....................................      102,522       102,414
    Treasury stock, at cost - 121,411 shares at December 31, 1999 ..         (304)         --
    Cumulative translation adjustments .............................          134          --
    Retained deficit ...............................................         (551)       (4,714)
                                                                        ---------     ---------
        Total stockholders' equity .................................      101,979        97,877
                                                                        ---------     ---------

            Total liabilities and stockholders' equity .............    $ 224,570     $ 218,905
                                                                        =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                                                   (OCTOBER 9,
                                                         YEAR ENDED DECEMBER 31,    1997) TO
                                                        ---------     ---------    DECEMBER 31,
                                                           1999          1998         1997
                                                        ---------     ---------     ---------
Revenues ...........................................    $ 310,527     $ 133,713     $    --
Cost of sales ......................................      215,482        93,352          --
                                                        ---------     ---------     ---------
    Gross profit ...................................       95,045        40,361          --

Selling, general and administrative expenses .......       79,788        37,101         3,108
Amortization of goodwill ...........................        2,212           816          --
                                                        ---------     ---------     ---------

Income (loss) from operations ......................       13,045         2,444        (3,108)

Other income (expense)
    Interest expense ...............................       (5,511)       (1,913)         --

    Other income, net ..............................          997           517          --
                                                        ---------     ---------     ---------
Income (loss) before provision for income taxes ....        8,531         1,048        (3,108)

Provision for income taxes .........................        4,368         2,654          --
                                                        ---------     ---------     ---------
Net income (loss) ..................................    $   4,163     $  (1,606)    $  (3,108)
                                                        =========     =========     =========

Income (loss) per share - Basic ....................    $    0.24     $   (0.15)    $   (0.95)
                                                        =========     =========     =========
Income (loss) per share - Diluted ..................    $    0.24     $   (0.15)    $   (0.95)
                                                        =========     =========     =========

Number of shares used in the per share calculations:
    Basic ..........................................       17,703        10,448         3,269
    Diluted ........................................       17,707        10,448         3,269

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   COMMON STOCK             ADDITIONAL
                                            ---------------------------      PAID-IN        TREASURY
                                              SHARES          AMOUNT         CAPITAL          STOCK
                                            -----------     -----------    -----------     -----------
Initial Capitalization (October 9, 1997)        108,119     $         1    $      --       $      --
    Shares issued to sponsor ...........      2,054,269              21           --              --
    Shares issued to management,
      consultants and directors ........        432,329               4          3,108            --

            Net loss ...................           --              --             --              --
                                            -----------     -----------    -----------     -----------
BALANCE, December 31, 1997 .............      2,594,717              26          3,108            --
    Shares issued to management,
      consultants and directors ........        674,500               7          4,850            --
    Shares issued in connection with the
      initial public offering ..........      5,750,000              57         35,050            --
    Warrants issued in connection with
      the initial public offering ......           --              --              723            --
    Shares issued in connection with
    acquisitions .......................      8,708,598              87         58,683            --

            Net loss ...................           --              --             --              --
                                            -----------     -----------    -----------     -----------
BALANCE, December 31, 1998 .............     17,727,815             177        102,414            --
    Issuance of shares for employee
        benefits .......................         72,828               1            157              46
    Receipt of treasury stock ..........       (140,000)           --             --              (350)
    Costs of the initial public offering           --              --              (49)           --
    Cumulative translation adjustments .           --              --             --              --

            Net income .................           --              --             --              --
                                            -----------     -----------    -----------     -----------
BALANCE, December 31, 1999 .............     17,660,643     $       178    $   102,522     $      (304)
                                            ===========     ===========    ===========     ===========
                                            CUMULATIVE                       TOTAL
                                            TRANSLATION      RETAINED     STOCKHOLDERS'
                                            ADJUSTMENTS      DEFICIT         EQUITY
                                            -----------    -----------     -----------
Initial Capitalization (October 9, 1997)    $      --      $      --       $         1
    Shares issued to sponsor ...........           --             --                21
    Shares issued to management,
      consultants and directors ........           --             --             3,112

            Net loss ...................           --           (3,108)         (3,108)
                                            -----------    -----------     -----------
BALANCE, December 31, 1997 .............           --           (3,108)             26
    Shares issued to management,
      consultants and directors ........           --             --             4,857
    Shares issued in connection with the
      initial public offering ..........           --             --            35,107
    Warrants issued in connection with
      the initial public offering ......           --             --               723
    Shares issued in connection with
    acquisitions .......................           --             --            58,770

            Net loss ...................           --           (1,606)         (1,606)
                                            -----------    -----------     -----------
BALANCE, December 31, 1998 .............           --           (4,714)         97,877
    Issuance of shares for employee
        benefits .......................           --             --               204
    Receipt of treasury stock ..........           --             --              (350)
    Costs of the initial public offering           --             --               (49)
    Cumulative translation adjustments .            134           --               134

            Net income .................           --            4,163           4,163
                                            -----------    -----------     -----------
BALANCE, December 31, 1999 .............    $       134    $      (551)    $   101,979
                                            ===========    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                             PERIOD FROM
                                                                                                              INCEPTION
                                                                                                              (OCTOBER 9,
                                                                                    YEAR ENDED DECEMBER 31,     1997 TO
                                                                                     ---------------------    DECEMBER 31,
                                                                                       1999         1998         1997
                                                                                     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...........................................................    $  4,163     $ (1,606)    $ (3,108)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
    Depreciation and amortization ...............................................       5,032        1,907         --
    Provision for bad debts .....................................................         315          223         --
    Gain on disposal of assets ..................................................         (48)        (113)        --
    Deferred tax provision (benefit) ............................................       2,580         (604)        --
    Compensation expenses related to issuance of common stock
       to  management, consultants, directors and associates ....................         204        4,850        3,108
Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable and notes receivable ....................................      (1,319)       1,072         --
    Inventories .................................................................      (5,268)         134         --
    Other assets ................................................................         300         (861)         337
    Accounts payable and accrued expenses .......................................      (1,185)       1,448         (337)
                                                                                     --------     --------     --------
        Net cash provided by operating activities ...............................       4,774        6,450         --
                                                                                     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of  property and equipment ........................................      (5,445)      (2,515)        --
    Sales of property and equipment .............................................         339        1,743         --
    Cash paid for acquisitions, net of cash acquired ............................        (436)     (41,341)        --
                                                                                     --------     --------     --------
        Net cash used in investing activities ...................................      (5,542)     (42,113)        --
                                                                                     --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (repayments) borrowings of long term debt ...............................        (489)       4,641         --
    Proceeds from issuance of common stock, net of offering costs ...............        --         35,107            5
                                                                                     --------     --------     --------
        Net cash provided by (used in) financing activities .....................        (489)      39,748            5
                                                                                     --------     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................................          26         --           --
                                                                                     --------     --------     --------
Net (decrease) increase in cash and cash equivalents ............................      (1,231)       4,085            5
                                                                                     --------     --------     --------
Cash and cash equivalents, beginning of period ..................................       4,090            5         --
                                                                                     --------     --------     --------
Cash and cash equivalents, end of period ........................................    $  2,859     $  4,090     $      5
                                                                                     ========     ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

1.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

+
      Transportation Components, Inc., a Delaware corporation also known as TransCom USA ("TransCom", and collectively with its subsidiaries, the "Company"), was founded in October 1997 to become a leading national distributor of replacement parts and supplies for commercial trucks, trailers and other heavy duty vehicles and equipment. Prior to its initial public offering (the "IPO"), TransCom had not conducted any operations. Concurrent with the consummation of the IPO on June 24, 1998, TransCom acquired nine companies in separate merger transactions. During the third and fourth quarters of 1998, TransCom acquired an additional nine companies. During 1999, the Company acquired two small heavy duty parts distributors which have been integrated into the Company as two branches.

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

      The accompanying December 31, 1998 balance sheet included preliminary allocations of the respective purchase price paid for the companies acquired using the purchase method of accounting and accordingly, was subject to final adjustment. During 1999, the Company completed the valuation of the acquired assets and liabilities of each of its 1998 acquired companies. These final allocations resulted in an increase in goodwill of $7.8 million and were based on additional valuation information as to the assets and liabilities acquired.

      CASH FLOW INFORMATION - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      Cash paid for interest and taxes during 1999 was $5.2 million and $5.1 million, respectively. Cash paid for interest and taxes during 1998 was $1.5 million and $2.0 million, respectively. There were no amounts paid for interest and taxes during 1997. During 1999, approximately $42,000 of interest was capitalized as part of the cost of the Company's company-wide information systems. No interest was capitalized during 1998 or 1997.

      ACCOUNTS RECEIVABLE - The Company grants credit to its customers in the ordinary course of business. The Company performs ongoing credit evaluations of its customers and credit losses.

      NOTES RECEIVABLE - The Company finances the purchase of vehicles for customers who meet certain financial qualifications. Notes receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation adjustment.

                         TRANSPORTATION COMPONENTS, INC.

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

      PROPERTY AND EQUIPMENT - Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. Leasehold improvements are capitalized and amortized over the lesser of the life of the lease or the estimated life of the asset. Costs related to repairs and maintenance are expensed as incurred, while costs related to betterments are capitalized and amortized over the estimated useful life of the asset.

      INVESTMENT - The Company participates in a 50% owned unconsolidated joint venture which owns and operates several automotive parts retail outlets. The investment in joint venture is accounted for under the equity method. Sales to the joint venture for 1999 and for the period from acquisition (June 24, 1998) to December 31, 1998 were $1,443,000 and $1,424,000, respectively. As of December 31, 1999 and 1998, the Company had receivables of approximately $425,000 and $363,000, respectively, related to such sales.

      GOODWILL - Goodwill represents the excess of cost over the estimated fair value of identifiable assets of the businesses acquired using the "purchase" method of accounting. Goodwill is stated at cost, net of accumulated amortization, and is being amortized over a 40 year life using the straight-line method. Accumulated amortization totaled $3,028,000 and $816,000, respectively, as of December 31, 1999 and 1998.

      The Company applies Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management continually evaluates whether events or circumstances have occurred that indicate that the remaining estimated useful lives of property and equipment, other identifiable intangible assets and goodwill may warrant revision or that the remaining balances may not be recoverable. The Company has not recorded any impairment losses with respect to goodwill, other long-lived assets or other intangible assets during 1999, 1998 or 1997.

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

      The Company provides goods and services to a broad range of geographical regions. The Company's credit risk primarily consists of receivables from a variety of customers, including common carriers, independent repair shops, resellers, specialty OEMs and commercial and industrial companies. The Company reviews its accounts receivable and provides allowances as deemed necessary.

      REVENUE RECOGNITION - The Company recognizes revenue from part sales when products are shipped. Service revenues are recognized when repairs are completed. Truck sales are recognized upon passage of title and, in the case of credit sales, upon execution of the loan agreement and receipt of a designated minimum down payment.

                         TRANSPORTATION COMPONENTS, INC.

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

      FOREIGN CURRENCY TRANSLATION - In accordance with SFAS No. 52, "Foreign Currency Translation," the U.S. dollar has been determined to be the functional currency for TransCom's operations in Mexico, which were acquired in June 1998. Transaction gains and losses from operations in Mexico are reported in "other expense, net" in the accompanying consolidated financial statements. The gains for the periods ended December 31, 1999 and 1998 were approximately $81,000 and $109,000 respectively.

      The Canadian dollar has been determined to be the functional currency for TransCom's operations in Canada, which were acquired in November 1998. Translation gains and losses from operations in Canada are reported as a component of comprehensive income. There were no significant Canadian transaction gains or losses for the periods ended December 31, 1999 and 1998.

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

      STOCK BASED COMPENSATION -SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between the fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic, value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No 25 ("APB No. 25"), "Accounting for Stock issued to Employees." The Company has elected to account for the stock options or similar equity instruments given to employees using the intrinsic, value-based method of accounting prescribed in APB No 25.

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

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires disclosure related to each segment of an enterprise's operations similar to that required under current standards with addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. The Company has adopted SFAS No. 131 for the fiscal year ending January 1, 1998.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the

                         TRANSPORTATION COMPONENTS, INC.

capitalization of certain costs incurred in connection with developing or obtaining internal use software. The effect of adopting the SOP on net income for the year ended December 31, 1999 was not material.

      In April 1998, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued by the AICPA. SOP 98-5 requires that all non-governmental entities expense costs of start-up activities as those costs are incurred. The Company has adopted SOP 98-5 as of January 1, 1999. The effect of adopting the SOP on net income for the year ended December 31, 1999 was not material.

      RECLASSIFICATIONS - Certain reclassifications have been made in the accompanying consolidated financial statements for the year ended December 31, 1998 to conform with the presentation used in the December 31, 1999 consolidated financial statements.

2.     BUSINESS COMBINATIONS

      Concurrent with the completion of its IPO on June 24, 1998, TransCom acquired nine companies, which are engaged in the distribution of replacement parts and supplies for commercial trucks, trailers and other types of specialized heavy duty vehicles and equipment. The companies acquired were Charles W. Carter Co. headquartered in Placentia, California; Transportation Components Co. headquartered in St. Paul, Minnesota; Gear & Wheel, Inc. headquartered in Orlando, Florida; Amparts International, Inc. headquartered in Laredo, Texas; The Cook Brothers Companies, Inc. headquartered in Binghamton, New York; Plaza Automotive, Inc. headquartered in St. Louis, Missouri; Universal Fleet Supply, Inc. headquartered in Fremont, California; Perfection Equipment Company, Inc. headquartered in Oklahoma City, Oklahoma; and Drive Line, Inc. headquartered in Sunrise, Florida. The acquisition of each of these companies was accounted for using the "purchase" method of accounting in accordance with APB No 16. The aggregate consideration paid by TransCom to acquire these companies was approximately $58.6 million in cash (including the payoff of acquired debt) and 7.5 million shares of common stock. Simultaneously with the completion of the IPO, the Company issued warrants exercisable within five years to purchase 669,894 shares of common stock.

      Subsequent to the IPO, TransCom acquired nine additional companies using the "purchase" method of accounting. The acquisition of Parts Pacific headquartered in Los Angeles, California was completed in September 1998. The acquisitions completed in October and November 1998 included Brake Service and Equipment Co. of Florida, Inc. headquartered in Miami, Florida; DSS/Pro Diesel, Inc. headquartered in Nashville, Tennessee; Fleet Products, Inc. headquartered in Tampa, Florida; Hicks Enterprises headquartered in Commerce, California; Hoosier Trailer & Truck Equipment, Inc. headquartered in Fort Wayne, Indiana; Marc Industries headquartered in West Palm Beach, Florida; Phelps Holding, Inc. headquartered in Portage, Indiana, and Wes-T-Rans Limited headquartered in Winnipeg, Canada. The aggregate consideration paid by TransCom for these companies consisted of approximately $33.5 million in cash (including the payoff of acquired debt), 1.2 million shares of common stock, and $15.2 million in subordinated convertible notes.

      During 1999, the Company acquired the assets of two small distributors for which the aggregated purchase price was approximately $700,000. The pro forma revenues and net income of these two operations is immaterial.

      The Company has recorded the excess of the purchase price over the estimated fair value of identifiable assets acquired in connection with the acquisitions as "goodwill" in the accompanying consolidated balance sheets. The results of operations of the acquired companies are included in the accompanying consolidated financial statements from their respective dates of acquisition.

                         TRANSPORTATION COMPONENTS, INC.

      The unaudited pro forma data below reflect the results of operations for TransCom and the 1998 acquisitions, assuming the transactions were completed on January 1, 1997. The proforma results presented are not necessarily indicative of actual results which might have occurred had the operations and management teams been combined at the beginning of the periods presented.

                                                      YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                       1998             1997
                                                   -----------      -----------
                                                         (IN THOUSANDS,
                                                       EXCEPT SHARE DATA)
STATEMENT OF OPERATIONS DATA:                              (UNAUDITED)
    Revenues................................       $   314,044      $   292,498
    Net income..............................             8,475            8,333
    Net income per share - diluted..........       $      0.46      $      0.45
    Weighted  average  shares  used in the
      per share
      Calculations..........................        19,468,847       19,454,058

      Pro forma adjustments included in the preceding table reflect (a) the reduction in certain related party rental and lease expenses which has been contractually agreed to prospectively; (b) the reduction in salaries, bonuses and benefits to the owners of the acquired companies which they have contractually agreed to prospectively and the reversal of the non-cash compensation charge related to the issuance of 674,500 and 2,594,717 shares of common stock to management of and consultants to TransCom in 1998 and 1997, respectively, partially offset by a charge for recurring salary expenses of management; (c) the amortization of goodwill recorded as a result of the acquisitions over a forty-year estimated life; (d) the assumed reductions in interest expense due to the refinancing of the outstanding indebtedness in conjunction with the acquisitions offset by an assumed increase in interest expense incurred in connection with financing the acquisitions; (e) the pre-acquisition results of operations for subsidiaries or affiliates of the acquired companies which were acquired by the acquired companies prior to the related acquisition by TransCom, as if those previous acquisitions were completed as of January 1, 1997; (f) certain other nonrecurring expenses with respect to the acquired companies, such as expenses associated with compensation plans which were terminated in conjunction with the acquisitions of their respective companies; (g) the incremental interest expense and amortization of deferred financing costs incurred as a result of the issuance of the Notes and the Credit Facility (as defined in Note 5), net of the repayment of outstanding indebtedness of the Company; and (h) the incremental provision for federal and state income taxes for all entities being combined.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following (in thousands):

                                                                      ESTIMATED             YEAR ENDED DECEMBER 31,
                                                                     USEFUL LIVES          -------------------------
                                                                       IN YEARS              1999             1998
                                                                     ------------          -------          --------
    Land..................................................                --                 $ 965             $ 967
    Vehicles..............................................               3-10                4,715             3,963
    Building and improvements.............................               5-40                1,972             1,955
    Office furniture, fixtures and equipment..............               3-10                5,608             2,323
    Leasehold improvements................................               3-40                1,389             1,352
    Machinery and equipment...............................               3-10                3,875             3,135
                                                                                           -------          --------
                                                                                            18,524            13,695
    Less - Accumulated depreciation.......................                                  (3,992)           (1,091)
                                                                                           -------          --------
                                                                                           $14,532          $ 12,604
                                                                                           =======          ========

                         TRANSPORTATION COMPONENTS, INC.

4.    DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

      Accounts receivable consist of the following (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                         1999            1998
                                                       --------        --------
Accounts receivable, trade .....................       $ 33,235        $ 33,567
Accounts receivable, other .....................          1,710           2,346
Purchase rebates ...............................          6,670           4,176
                                                       --------        --------
                                                         41,615          40,089

Less - Allowance for doubtful accounts .........         (1,586)         (1,978)
                                                       --------        --------
                                                       $ 40,029        $ 38,111
                                                       ========        ========

      Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):
                                                         YEAR ENDED DECEMBER 31,
                                                          -------------------
                                                           1999        1998
                                                          -------     -------
Balance at beginning of year ...........................  $1,978      $  --
Allowance  for  doubtful  accounts  of the
  acquired companies at acquisition dates ..............     --         1,931
Additions charged to cost and expenses .................      315         223
Deductions for uncollectible receivables written off ...     (722)       (219)
Bad debt recoveries ....................................       15          43
                                                          -------     -------
                                                          $ 1,586     $ 1,978
                                                          =======     =======

      Notes receivable consist of the following (in thousands):

                                                              DECEMBER 31,
                                                        -----------------------
                                                         1999            1998
                                                        -------         -------
Installment notes receivable ...................        $ 1,619         $ 2,859
Due from employees .............................             16              53
                                                        -------         -------
                                                          1,635           2,912
Less - current maturities ......................           (732)           (962)
                                                        -------         -------
Notes receivable, net ..........................            903           1,950
Less - Allowance for doubtful notes.............           (151)            (96)
                                                        -------         -------
                                                        $   752         $ 1,854
                                                        =======         =======

   Installment notes receivable represent amounts that are due beyond one year from balance sheet dates bearing interest at varying amounts, from 7.75% to 14.25% and are secured primarily by new or used vehicles.

      Inventories consist of the following (in thousands):

                                                             DECEMBER 31,
                                                      --------------------------
                                                       1999               1998
                                                      -------            -------
Parts inventory ..........................            $63,664            $68,831
Trucks, new and used .....................              3,539              2,523
                                                      -------            -------
                                                      $67,203            $71,354
                                                      =======            =======

                         TRANSPORTATION COMPONENTS, INC.

      Accounts payable and accrued expenses consist of the following (in thousands):
                                                            DECEMBER 31,
                                                        ------------------
                                                         1999       1998
                                                        -------   --------
   Accounts payable, trade........................      $33,468   $ 28,462
   Accrued salaries and employee benefits.........        4,062      3,733
   Accrued insurance..............................          981        425
   Accrued interest...............................          553        494
   Accrued taxes..................................          984      4,643
   Accrued other..................................        2,411      3,585
                                                        -------   --------
                                                        $42,459   $ 41,342
                                                        =======   ========

5.    LONG TERM OBLIGATIONS

      Long-term debt obligations consist of the following (in thousands):

                                                              DECEMBER 31,
                                                   -----------------------
                                                     1999           1998
                                                   --------       --------
     Revolving credit facility ..................  $ 60,100       $ 56,300

     Notes payable to a financial institution ...     1,355          4,024


     Other ......................................       461            418
                                                   --------       --------

     Total long-term debt .......................    61,916         60,742

     Less - current portion .....................      (743)        (1,651)
                                                   --------       --------
                                                   $ 61,173       $ 59,091

      At December 31, 1999, future principal payments of long-term debt are as follows (in thousands):

      Year Ending December 31 -

             2000.........................       743
             2001.........................    60,621
             2002.........................       355
             2003.........................        90
             2004.........................        10
             Thereafter...................        97
                                             -------
                                             $61,916
                                             =======

CREDIT FACILITY

      On June 24, 1998 the Company entered into a three-year revolving credit facility which provides for a line of credit up to $75 million. The credit facility matures on June 24, 2001, bears interest at either LIBOR plus an applicable margin based on the ratio of funded debt to cash flows (as defined), or at the bank's prime rate, at the Company's option. An annual commitment fee of up to 1/4% is payable on any unused portion of the credit facility. The credit facility is to be used to fund acquisitions, capital expenditures and working capital requirements. Under the terms of the credit facility, the Company is required to comply with various affirmative and negative covenants including: (i) the maintenance of certain financial ratios, (ii) restrictions on additional indebtedness, (iii) restrictions on liens, guarantees and dividends,
(iv) obtaining the lenders' consent with respect to certain individual acquisitions, (v) the maintenance of a specified level of consolidated net worth and (vi) a restriction that total debt may not exceed a specified multiple of the Company's earnings before interest, taxes and depreciation. In addition, the credit facility includes restrictions on the ability of the

                         TRANSPORTATION COMPONENTS, INC.

Company to pay dividends. Borrowings under the credit facility are secured by the pledge of all of the capital stock of each of the Company's material subsidiaries (as defined).

      Effective September 30, 1999, the Company entered into an Amended and Restated Credit Agreement (the "Credit Facility"). The primary changes were to modify two of the financial covenants, increase the interest rates payable by 75 to 150 basis points, and provide that the collateral for the loan is a pledge of the Company's assets other than real estate and vehicles. The maximum borrowing capacity of $75.0 million and the termination date of June 24, 2001 were not changed. The Company was in compliance with the financial covenants in its credit facility at December 31, 1999.

      Under the most restrictive covenants of the Credit Facility $0.3 million was available for borrowings at December 31, 1999. The weighted average interest rates on the borrowings under the Credit Facility as of December 31, 1999 and 1998 were 8.6% and 6.6%, respectively.

      Effective March 30, 2000, the Company amended the Credit Facility. The primary changes were to modify certain of the financial covenants at March 31, 2000. The purpose of the amendment was to cure a projected covenant violation at March 31, 2000.

NOTES PAYABLE TO A FINANCIAL INSTITUTION

      The Company has an arrangement with a lending institution to finance its new and used truck inventory. The notes are payable in monthly installments of approximately $57,000, including interest ranging from 6.67% to 10.25%. The notes are secured by certain vehicles, machinery and equipment, and are due at various dates through 2003. The outstanding balance at December 31, 1999 and 1998 was $1.4 million and $4.0 million, respectively.

6.    PAYABLES - RELATED PARTIES

      Long-term payables to related parties consists of the following (in thousands):

                                                   DECEMBER 31,
                                               ---------------------
                                                1999         1998
                                               -------     ---------
   Convertible debt........................... $13,635       $15,223
   Deferred compensation payable to a
     former owner.............................     515           509
   Note payable to a stockholder at
     7% payable upon demand...................     100           100
                                               -------     ---------
   Payables - related parties.................  14,250        15,832
   Less - current maturities..................  (1,762)       (1,764)
                                               -------     ---------
                                               $12,488       $14,068
                                               =======       =======

      The convertible subordinated notes were issued during 1998 to certain former owners of the acquired companies as partial consideration of the acquisition purchase price. The notes bear interest at 5% and are convertible by the holder into shares of common stock, at any time after one year of issuance, at an average conversion price of $9.52 per share. Most of the notes are redeemable by the Company, as to 50% of the principal, at any time after two years of issuance. Interest on the notes is paid quarterly.

                         TRANSPORTATION COMPONENTS, INC.

      At December 31, 1999, future principal payments of long-term payables related parties are as follows (in thousands):

            Year Ending December 31 -
                  2000........................    $1,762
                  2001........................    12,016
                  2002........................        20
                  2003........................        20
                  2004........................        19
                  Thereafter..................       413
                                                 -------
                                                 $14,250
                                                 =======

7.    INCOME TAXES

      The Company's pretax income (loss) is made up of the following (in thousands):

                                                                  PERIOD FROM
                                                                   INCEPTION
                                                                   (OCTOBER 9,
                                      YEAR ENDED DECEMBER 31,       1997) TO
                                       ---------------------       DECEMBER 31,
                                        1999           1998           1997
                                       ------         ------        --------
         Domestic................      $6,827          $ 593        $(3,108)
         Foreign.................       1,704            455            --
                                       ------         ------        --------
                                       $8,531         $1,048        $(3,108)
                                       ======         ======        ========


      The Company follows SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The components of the provision for income taxes are as follows (in thousands):

                                                        YEAR ENDED
                                                       DECEMBER 31,
                                                    -----------------
                                                     1999        1998
                                                    ------      ------
    Federal --
        Current................................     $1,280      $2,900
        Deferred...............................      2,482        (545)
                                                    ------      ------
                                                     3,762       2,355
                                                    ------      ------
    State --
        Current................................        508         358
        Deferred...............................         98         (59)
                                                    ------      ------
                                                       606         299
                                                    ------      ------
      Total provision..........................     $4,368      $2,654
                                                    ======      ======

      The provision for income taxes differs from an amount computed at the statutory rates as follows (in thousands):
                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                             -------------------
                                                              1999         1998
                                                             ------       ------
Federal income tax at statutory rates ................       $2,986       $  367
State income taxes, net of federal income
tax benefit ..........................................          394          299
Additional foreign income tax provision ..............           73            7
Change in valuation allowance ........................          154         --
Nondeductible expenses:
    Stock compensation ...............................         --          1,698
    Amortization of goodwill .........................          747          277
    Other ............................................           14            6
                                                             ------       ------
Total provision ......................................       $4,368       $2,654
                                                             ======       ======

                         TRANSPORTATION COMPONENTS, INC.

      The significant items giving rise to the deferred tax assets (liabilities) are as follows (in thousands):

                                                      DECEMBER 31,
                                                  -------------------
                                                   1999         1998
                                                  -------     -------
Deferred tax assets -

    Allowance for doubtful accounts ..........    $   676     $   797
    Property and equipment ...................       --            12
    Inventory ................................      2,239        --

    Accrued liabilities ......................        830         483

    Deferred compensation ....................        292         375

    State loss carryforwards .................        305        --
    Net operating loss carry forward .........        120         572
                                                  -------     -------
        Total deferred tax assets ............      4,462       2,239
                                                  -------     -------


Deferred tax liabilities -

    Inventory ................................       --          (165)

    Property and equipment ...................       (695)       --
    Other ....................................     (1,008)       (974)
                                                  -------     -------
        Total deferred tax liabilities .......     (1,703)     (1,139)
                                                  -------     -------

Valuation allowance ..........................       (274)       (536)
                                                  -------     -------

            Net deferred tax assets ..........    $ 2,485     $   564
                                                  =======     =======

      As of December 31, 1999 the Company's Mexican subsidiary has net operating loss ("NOL") carryforwards of approximately $340,000 available to reduce future Mexican income taxes. These carryforwards begin to expire in 2004. However, because Mexican tax laws limit the time during which these carryforwards may be applied against future taxes, the Company's Mexican subsidiary may not be able to take full advantage of the NOL for income tax purposes. As the Company's Mexican subsidiary has incurred tax losses in recent years, a valuation allowance has been established to partially offset the Mexican NOL deferred tax asset at December 31, 1999. Additionally, deferred income taxes were not provided on the undistributed foreign earnings of the foreign subsidiaries because such undistributed earnings are expected to be reinvested indefinitely.

8.    STOCKHOLDERS' EQUITY

COMMON STOCK AND PREFERRED STOCK

      In connection with the organization and initial capitalization of the Company, the Company issued 108,119 shares of common stock at $.01 per share to Notre Capital Ventures II, L.L.C. ("Notre"). Notre incurred $20,535 of expenses on behalf of the Company for which the Company issued 2,054,269 shares to Notre in November 1997.

      In November 1997, the Company sold a total of 432,329 shares of common stock to management and directors of and consultants to the Company at a price of $0.01 per share. As a result, the Company recorded a nonrecurring, noncash compensation charge of $3.1 million, representing the difference between the amount paid for the shares and the estimated fair value of the shares. During the first quarter of 1998, the Company sold an additional 674,500 shares to management of the Company at a price of $0.01 per share. As a result, the Company recorded a nonrecurring, noncash compensation charge of $4.9 million, representing the difference between the amount paid for the shares and the estimated fair value of the shares.

                         TRANSPORTATION COMPONENTS, INC.

      TransCom effected a 108.1194-for-one stock dividend in April 1998, for each share of common stock of the Company then outstanding. In addition, the Company increased the number of authorized shares of common stock to 100,000,000 and authorized 5,000,000 shares of $.01 par value preferred stock.

      On June 24, 1998, the Company sold 5,000,000 shares of common stock to the public at $8.00 per share. The net proceeds to the Company from the IPO (after deducting underwriting commissions and IPO costs) were $29.5 million. Of this amount, $15.7 million was used to pay the cash portion of the purchase prices of the companies acquired in connection with the IPO.

      In connection with the IPO, the Company granted its underwriters an option to sell an additional 750,000 shares at $8.00 per share. On June 30, 1998, the underwriters exercised this option. Net proceeds to the Company from this sale of shares were $5.6 million after deducting underwriting commissions.

      On June 24, 1998, the Company issued 7,493,394 shares of common stock to acquire the companies in connection with the IPO. The Company issued five-year warrants to purchase 669,894 shares of common stock at an exercise price of $6.12 per share. From the IPO date to December 31, 1998, the Company issued an additional 1,215,204 shares of common stock as a portion of the consideration to acquire nine additional companies.

      During 1999, the Company issued 72,828 shares of common stock to the Company's 401(k) plan as the Company's matching contribution. Also during 1999, the Company received 140,000 shares of common stock in settlement of an indemnification claim against the former shareholders of a company which was acquired in 1998. The shares received have been recorded as treasury stock and valued at the fair market value at the settlement date. The gain on the receipt of the shares has been recorded in other income.

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

9.    EMPLOYEE BENEFIT PLANS

      The Company sponsors a defined contribution savings plan for its associates. The Company matches a portion of the amount deferred by participating associates. The Company's contribution to the plan during 1999 and 1998 was approximately $440,467 and $233,000, respectively. On July 1, 1999 the Company began issuing the Company's common stock for the matching contribution.

10.   COMMITMENTS AND CONTINGENCIES

LEASES

      The Company leases certain facilities and equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 1999 and 1998 was approximately $6.2 million and $2.5 million, respectively. Concurrent with the acquisitions of certain companies, the Company entered into various agreements with previous owners to lease land and buildings used in the Company's operations. The terms of these leases range from one to ten years and provide for certain escalations in the rental expenses each year. Included in the 1999 and 1998 rent expense above is approximately $2.5 million and $1.3 million, respectively, of rent paid to these related parties. The following represents future minimum rental payments under non-cancelable operating leases (in thousands):

            Year Ending December 31 -

                    2000........................       5,776
                    2001........................       5,220
                    2002........................       4,591
                    2003........................       3,260
                    2004........................       1,813
                    Thereafter..................       3,992
                                                     -------
                                                     $24,652
                                                     =======

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

      A summary of the Company's stock option activity, and related information for the years ended December 31 follows (in thousands, except per share data):

                                                 1999                    1998
                                        ---------------------    ---------------------
                                                    WEIGHTED                  WEIGHTED
                                                     AVERAGE                   AVERAGE
                                                    EXERCISE                  EXERCISE
                                         OPTIONS      PRICE      OPTIONS       PRICE
                                        --------     --------    --------     --------
Outstanding at the beginning
     of the year ...................       2,126     $   7.50        --       $   --
   Granted .........................         501     $   3.27       2,140     $   7.49
   Exercised .......................        --       $   --          --       $   --
   Forfeited .......................        (168)    $   5.55         (14)    $   5.97
                                        --------                 --------
Outstanding at the end of the year .       2,459     $   6.77       2,126     $   7.50
                                        ========                 ========
Exercisable  at the end of the
  year .............................         431     $   7.53          30     $   8.00
                                        ========                 ========

Weighted-average fair value of
   options granted during the year      $   2.44                 $   6.74
                                        ========                 ========

      Exercise prices for options outstanding as of December 31, 1999 ranged from $3.00 to $8.00. The weighted-average remaining contractual life of those options is 8.7 years.

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

These effects for the Company are as follows (in thousands, except per share data):

                                                       1999     1998
                                                      ------   -------
       Net income (loss)
           As reported.............................   $4,163   $(1,606)
           Pro forma for SFAS No. 123..............    2,409    (2,413)

       Net income (loss) per share - Diluted
           As reported.............................    $0.24   $ (0.15)
           Pro forma for SFAS No. 123..............     0.14     (0.21)

      The effects of applying SFAS No. 123 in the pro forma disclosure may not be indicative of future amounts as additional awards in future years are anticipated. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      1999      1998
                                                     -------   -------
            Expected dividend yield................   0.00%     0.00%
            Expected stock price volatility........   80.3%    109.6%
            Risk free interest rate................   5.26%     5.74%
            Expected life of options...............  7 years   7 years

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

      The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on revenue. In addition, general corporate assets have been included in the calculation of identifiable assets and are classified under domestic. Intersegment revenues and related operating income are eliminated in consolidation.

      Information as to the operations of TransCom's reportable segments is as follows (in thousands):

    1999                                         DOMESTIC             INTERNATIONAL       INTERSEGMENT             TOTAL
    ----                                         --------             -------------       ------------          ----------
    Revenues                                     $272,854                 $37,889             $(216)             $310,527

    Operating income                                9,703                   3,405               (63)               13,045

    Identifiable assets                           192,906                  31,664               -0-               224,570

    Depreciation and amortization  expense          4,540                     492               -0-                 5,032

    Capital expenditures                            5,139                     306               -0-                 5,445

    1998
    ----
    Revenues                                     $120,255               $  13,595             $(137)            $ 133,713

    Operating income                                  890                   1,592               (38)                2,444

    Identifiable assets                           183,897                  35,008               -0-               218,905

    Depreciation and amortization  expense          1,735                     172               -0-                 1,907

    Capital expenditures                            2,459                      56               -0-                 2,515

      Information as to TransCom's operations in different geographical areas is as follows (in thousands):

                                                                                                 ALL OTHER
1999                       UNITED STATES       MEXICO         CANADA        INTERNATIONAL(1)        TOTAL
----                       -------------      -------         ------        ----------------     -----------
Revenues                       $272,854       $21,417        $11,101            $5,155             $310,527
Long-lived assets                87,822        11,521          5,508                --              104,851

1998
----
Revenues                      $ 120,255        $8,841         $1,275            $3,342             $133,713
Long-lived assets                76,859        12,313          9,295                 -               98,467

----------------------
(1) Includes South America, Central America, Europe, Australia, New Zealand and Asia.

13.   EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated (in thousands, except for per share data):

                                                                         PERIOD FROM
                                                                          INCEPTION
                                                                          (OCTOBER
                                            YEAR ENDED DECEMBER 31,      9, 1997) TO
                                          --------------------------     DECEMBER 31,
                                             1999           1998            1997
                                          -----------    -----------     -----------
NET INCOME (LOSS)
  Net income (loss) ..................    $     4,163    $    (1,606)    $    (3,108)
                                          ===========    ===========     ===========

BASIC
 Basic weighted average shares .......         17,703         10,448           3,269
                                          ===========    ===========     ===========

DILUTED
  Basic weighted average shares ......         17,703         10,448           3,269
  Effect on dilutive securities ......
    Options ..........................              4           --              --
                                          -----------    -----------     -----------

Diluted weighted average shares ......         17,707         10,448           3,269
                                          ===========    ===========     ===========

NET INCOME (LOSS) PER SHARE
  Basic ..............................    $      0.24    $     (0.15)    $     (0.95)
                                          ===========    ===========     ===========
  Diluted ............................    $      0.24    $     (0.15)    $     (0.95)
                                          ===========    ===========     ===========

      The computation of diluted weighted average shares for 1999, 1998 and 1997 did not include shares potentially issuable for warrants and conversion of the convertible subordinated notes because their inclusion would have been antidilutive. The computation for 1998 and 1997 did not include shares potentially issuable for options because their inclusion would have been antidilutive.

14.   COMPREHENSIVE INCOME

      In 1998, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 130, "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. This adoption was required because of the acquisition of the Company's Canadian operations in the fourth quarter of 1998. Any related translation adjustments in 1998 were immaterial. Comprehensive income (loss), which for the Company encompasses net income (loss) and currency translation adjustments, is as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         ---------------------
                                                          1999          1998
                                                         -------       -------
Net income (loss) attributable to common
  stockholders ....................................      $ 4,163       $(1,606)
Currency translation adjustments ..................          134          --
                                                         -------       -------
Comprehensive income (loss) .......................      $ 4,297       $(1,606)
                                                         =======       =======

15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      The table below sets forth the unaudited consolidated operating results by quarter for the years ended December 31, 1999 and 1998 (in thousands, except per share data):

1999                                    FOR THE THREE MONTHS ENDED
----                         --------------------------------------------------
                              MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                              --------     -------   ------------  -----------
Revenues..................     $78,242     $81,108       $78,189    $72,988
Gross profit..............      24,479      24,627        23,751     22,188
Net income (loss).........       1,960       1,622           865       (284)

Earnings (loss) per share.
   Basic..................      $ 0.11      $ 0.09        $ 0.05    $ (0.02)
   Diluted................        0.11        0.09          0.05      (0.02)


1998                                    FOR THE THREE MONTHS ENDED
----                         --------------------------------------------------
                              MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
                              --------     -------   ------------  -----------
Revenues..................       $   -     $ 3,786      $ 58,423   $ 71,504
Gross profit..............           -       1,122        17,234     22,005
Net income (loss).........      (4,850)         24         1,801      1,419

Earnings (loss) per share.
   Basic..................     $ (1.48)     $ 0.01        $ 0.11     $ 0.08
   Diluted................       (1.48)       0.01          0.11       0.08

      The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each quarter's computation is based on the weighted average number of shares outstanding during the quarter, the weighted average stock price during the quarter and the dilutive effects of the convertible subordinated notes in each quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information called for by Item 10 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 2000 for its Annual Meeting of Stockholders to be held on May 25, 2000.

ITEM 11.    EXECUTIVE COMPENSATION

      The information called for by Item 11 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 2000 for its Annual Meeting of Stockholders to be held on May 25, 2000.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information called for by Item 12 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 2000 for its Annual Meeting of Stockholders to be held on May 25, 2000.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information called for by Item 13 is incorporated by reference from the definitive Proxy Statement of the Company to be filed no later than April 30, 2000 for its Annual Meeting of Stockholders to be held on May 25, 2000.

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

      (B)   REPORTS ON FORM 8-K:

            None

      (C)   EXHIBITS:

                                                                                                         INCORPORATED BY REFERENCE
                                                                                                          TO THE EXHIBIT INDICATED
                                                                                                       BELOW AND TO THE FILING WITH
                                                                                                      THE COMMISSION INDICATED BELOW
                                                                                                        ----------------------------
    EXHIBIT                                                                                            EXHIBIT            FILING OR
    NUMBER                                   DESCRIPTION OF EXHIBITS                                    NUMBER           FILE NUMBER
    ------                                   -----------------------                                    ------           -----------
      3.1    --    Amended and Restated Certificate of Incorporation of Transportation  Components,       3.1             333-50447
                   Inc.

      3.2    --    Bylaws of Transportation Components, Inc., as amended.                                 3.2             333-50447

      4.1    --    Form of certificate evidencing ownership of Common Stock of Transportation             4.1             333-50447
                   Components, Inc.

     10.1    --    Transportation Components, Inc. 1998 Long-Term Incentive Plan                         10.1             333-50447

     10.2    --    Transportation Components, Inc. 1998 Non-Employee Directors' Stock Plan.              10.2             333-50447

     10.3    --    Agreement and Plan of Organization dated as of April 14, 1998, by and among           10.3             333-50447
                   Transportation Components, Inc., Charles W. Carter Co. - Los Angeles and the
                   Stockholders named herein.

     10.4    --    Agreement and Plan of Organization dated as of April 14, 1998, by and among           10.4             333-50447
                   Transportation Components, Inc., Proveedor Mayorista al Refaccionario, S.A. de
                   C.V. (Promare) and the Stockholders named herein.

     10.5     --   Agreement and Plan of Organization dated as of April 14, 1998, by and among           10.5             333-50447
                   Transportation Components, Inc., PIA Acquisition Corporation,  Plaza Automotive,
                   Inc. and the Stockholders named herein.

     10.6     --   Agreement and Plan of Organization dated as of April 14, 1998, by and among           10.6             333-50447
                   Transportation Components, Inc., CBC Acquisition Corporation, The Cook Brothers
                   Companies, Inc. and the Stockholders named herein.

                                                                                                   INCORPORATED BY REFERENCE
                                                                                                    TO THE EXHIBIT INDICATED
                                                                                                 BELOW AND TO THE FILING WITH
                                                                                                THE COMMISSION INDICATED BELOW
                                                                                                 ----------------------------
EXHIBIT                                                                                          EXHIBIT            FILING OR
NUMBER                                DESCRIPTION OF EXHIBITS                                     NUMBER           FILE NUMBER
------                                -----------------------                                     ------           -----------
 10.7    --    Agreement and Plan of Organization dated as of April  14, 1998, by and  among       10.7              333-50447
               Transportation Components, Inc., TPE Acquisition Corporation, TPE, Inc. and the
               Stockholders named herein.

 10.8    --    Agreement and Plan of Organization dated as of April 14, 1998, by and among         10.8              333-50447
               Transportation Components, Inc., UFS Acquisition Corporation, Universal Fleet
               Supply and the Stockholders named herein.

 10.9     --   Agreement and Plan of Organization dated as of April 14, 1998, by and among         10.9              333-50447
               Transportation Components, Inc., DLI Acquisition Corporation, Drive Line, Inc.
               and the Stockholders named herein.

 10.10   --    Agreement and Plan of Organization dated as of April 14, 1998, by and among         10.10             333-50447
               Transportation Components, Inc., GWI Acquisition Corporation, TOI Acquisition
               Corporation, OTP Acquisition Corporation, Gear and Wheel, Inc., Try One, Inc.
               Ocala Truck Parts, Inc. and the Stockholders named herein.

 10.11   --    Agreement and Plan of Organization dated as of April 14, 1998, by and among         10.11             333-50447
               Transportation Components, Inc., CTC Acquisition Corporation, LLL Acquisition
               Corporation, MLS Acquisition Corporation, Transportation Components Company,
               L.L.L., Inc. and MSL, Inc. and the Stockholders named herein.

 10.12   --    Agreement and Plan of Organization dated as of April 14, 1998, by and among         10.12             333-50447
               Transportation Components, Inc., APM Acquisition Corporation, AIII Acquisition
               Corporation, Amparts, Inc., Amparts International, Inc. and the Stockholders
               named herein.

 10.13   --    Agreement and Plan of Organization dated as of April  14, 1998, by and among        10.13             333-50447
               Transportation Components, Inc., Perfection Equipment Company and the
               Stockholders named herein.

 10.14   --    Form of Employment Agreement between Transportation Components, Inc. and each       10.14              333-50447
               of Messrs. Young, Gooch, McConnell, Pryzant, Bucaro and Blum.

 10.15   --    Amended and Restated  Credit Agreement dated as of September 30, 1999 among the     10.1            Third Quarter
               Company, the banks listed therein and Bank One,  N.A. (formerly  known as The                        1999 Form 10-Q
               First National Bank of Chicago), as agent

 10.20   --    Form of Founders' Employment Agreement                                              10.20             333-50447

 10.21   --    Form of Agreement Among Certain Stockholders                                        10.21             333-50447

 10.22   --    Form of Indemnity Agreement with Notre Capital Ventures II, L.L.C.                  10.22             333-50447

 21.1    --    List of subsidiaries of Transportation Components, Inc.                              21.1           Filed herewith

 23.1    --    Consent of Arthur Andersen LLP                                                       23.1           Filed herewith

  27     --    Financial Data Schedule                                                              27             Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRANSPORTATION COMPONENTS, INC.


                                    By: /S/  T. MICHAEL YOUNG
                                        T. MICHAEL YOUNG, CHAIRMAN OF THE BOARD,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                    Date: March  30, 2000

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated.

                SIGNATURE                           TITLE                       DATE
                ---------                           -----                       ----
  /S/  T. MICHAEL YOUNG                  Chairman of the Board,             March 30, 2000
  ----------------------------------     President, and Chief
  T. MICHAEL YOUNG                       Executive Officer

                                         Senior Vice President, Chief       March 30, 2000
  /S/  MAC  MCCONNELL                    Financial Officer and Director
  ----------------------------------     (PRINCIPAL FINANCIAL
  MAC MCCONNELL                          ACCOUNTING OFFICER)

  /S/  MAURA L. BERNEY                   Director                           March 30, 2000
  ----------------------------------
  MAURA L. BERNEY

  /S/  LOUIS J. BOGGEMAN, JR.            Senior Vice President, Chief       March 30, 2000
  ----------------------------------     Operating Officer and Director
  LOUIS J. BOGGEMAN, JR.

  /S/  HENRY B. COOK, JR.                Vice President - Purchasing        March 30, 2000
  ----------------------------------     and Director
  HENRY B. COOK, JR.

  /S/ I.T. CORLEY
  ----------------------------------     Director                           March 30, 2000
  I.T. CORLEY

  /S/  RODOLFO A. DUEMICHEN              Director                           March 30, 2000
  ----------------------------------
  RODOLFO A. DUEMICHEN

                SIGNATURE                           TITLE                   DATE
                ---------                           -----                   ----
  /s/  LAWRENCE K. KNG
  ----------------------------------     Director                       March 30, 2000
  LAWRENCE K. KING

  /S/  PETER D. LUND
  ----------------------------------     Director                       March 30, 2000
  PETER D. LUND

  /S/ STEVEN S. HARTER
  ----------------------------------     Director                       March 30, 2000
  STEVEN S. HARTER

  /S/  RONALD G. SHORT
  ----------------------------------     Director                       March 30, 2000
  RONALD G. SHORT

  /S/  MARK E. SPEESE
  ----------------------------------     Director                       March 30, 2000
  MARK E. SPEESE

  /S/  THOMAS A. WORK
  ----------------------------------     Director                       March 30, 2000
  THOMAS A. WORK