Form 10-Q
period 2000-03-31
TRANSPORTATION COMPONENTS INC
filed 2000-05-15
CIK 1059706

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the registrant's common stock, as of May 12, 2000, was 17,740,289.
================================================================================

                         TRANSPORTATION COMPONENTS, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                           PAGE
                                                                          ----

Item 1.  Financial Statements

Consolidated Balance Sheets of Transportation Components, Inc. at
  March 31, 2000 (Unaudited) and December 31, 1999......................    3

Unaudited Consolidated Statements of Operations of
  Transportation Components, Inc. for the three months ended
  March 31, 2000 and March 31, 1999.....................................    4

Unaudited Consolidated Statements of Cash Flows of
  Transportation Components, Inc. for the three months ended
  March 31, 2000 and March 31, 1999.....................................    5

Notes to Unaudited Consolidated Financial Statements....................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   10


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   14
Item 6.  Exhibits and Reports on Form 8-K...............................   14
Signature...............................................................   15

                         TRANSPORTATION COMPONENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,    DECEMBER 31,
                           ASSETS                                 2000          1999
                                                                ---------    -----------
Current assets:                                                (UNAUDITED)     (NOTE 1)
    Cash and cash equivalents ..............................    $   3,667     $   2,859
    Accounts receivable, net of allowance for bad debts
      of $1,644 and $1,586 .................................       42,861        40,029
    Receivables from related parties .......................          395           508
    Notes receivable, current ..............................          652           732
    Inventories ............................................       67,965        67,203
    Prepaid expenses and other .............................        2,694         2,941
    Deferred tax asset .....................................        5,221         5,447
                                                                ---------     ---------
         Total current assets ..............................      123,455       119,719

Property and equipment, net ................................       14,203        14,532
Notes receivable, net ......................................          703           752
Notes receivable from related parties ......................          859           858
Goodwill, net ..............................................       86,794        87,358
Other assets ...............................................        1,328         1,351
                                                                ---------     ---------
         Total assets ......................................    $ 227,342     $ 224,570
                                                                =========     =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ..................    $  42,639     $  42,459
    Subordinated debt and other payables to related parties         1,762         1,762
    Current portion of long-term debt ......................          714           743
    Other current liablities ...............................          930         1,004
                                                                ---------     ---------
         Total current liablities ..........................       46,045        45,968

Long-term debt, less current portion .......................       63,888        61,173
Deferred tax liability .....................................        2,859         2,962
Subordinated debt and other payables to related parties ....       12,483        12,488
                                                                ---------     ---------
         Total liablities ..................................      125,275       122,591
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par, 5,000,000 shares authorized,
      none issued ..........................................         --            --
    Common stock, $0.01 par, 102,000,000 shares authorized,
      17,782,054 shares issued .............................          178           178
    Additional paid-in capital .............................      102,522       102,522
    Treasury stock, at cost- 63,546 and 121,411 shares,
      respectively .........................................         (145)         (304)
    Cumulative translation adjustments .....................          126           134
    Retained deficit .......................................         (614)         (551)
         Total stockholders' equity ........................      102,067       101,979
                                                                ---------     ---------

         Total liabilities and stockholders' equity ........    $ 227,342     $ 224,570
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

                         TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                -----------------------------
                                                    2000             1999
                                                ------------     ------------
Revenues ...................................    $     77,850     $     78,242
Cost of sales ..............................          54,731           53,763
                                                ------------     ------------
    Gross profit ...........................          23,119           24,479

Selling, general and administrative expenses          20,655           19,288
Amortization of goodwill ...................             565              543
                                                ------------     ------------
Income from operations .....................           1,899            4,648

Other income (expense):
    Interest expense .......................          (1,850)          (1,248)
    Other income, net ......................             222              228
                                                ------------     ------------
Income before income taxes .................             271            3,628
Provision for income taxes .................             334            1,668
                                                ------------     ------------
Net (loss) income ..........................    $        (63)    $      1,960
                                                ============     ============



(Loss) income per share - Basic ............    $       0.00     $       0.11
                                                ============     ============

(Loss) income per share - Diluted ..........    $       0.00     $       0.11
                                                ============     ============

Number of shares used in the
  per share calculations:

    Basic ..................................      17,676,897       17,727,815
                                                ============     ============
    Diluted ................................      17,676,897       19,328,648
                                                ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                -------------------
                                                                 2000        1999
                                                                -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ..........................................    $   (63)    $ 1,960
Adjustments to reconcile net (loss) income to net cash
  (used by) provided by operating activities:
    Depreciation and amortization ..........................      1,344       1,227
    Provision for bad debts ................................        135         136
    Loss on sale of assets .................................          3          12
    Deferred tax provision .................................        120         471
    Compensation expense related to issuance of common stock
      to associate benefit plans ...........................        161        --
Changes in operating assets and liabilities:
    Accounts receivable and notes receivable ...............     (2,719)     (2,522)
    Inventories ............................................       (766)     (1,804)
    Other assets ...........................................        273         139
    Accounts payable and accrued expenses ..................        105       1,737
                                                                -------     -------
        Net cash (used by) provided by operating activities      (1,407)      1,356
                                                                -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of  property and equipment ...................       (481)       (727)
    Sales of property and equipment ........................         17        --
    Other ..................................................       --           110
                                                                -------     -------
        Net cash used in investing activities ..............       (464)       (617)
                                                                -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) of long term debt ..........      2,680      (2,141)
                                                                -------     -------
        Net cash provided by (used in) financing activities       2,680      (2,141)
                                                                -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................         (1)          5
                                                                -------     -------

Net increase (decrease) in cash and cash equivalents .......        808      (1,397)
Cash and cash equivalents, beginning of period .............      2,859       4,090
                                                                -------     -------
Cash and cash equivalents, end of period ...................    $ 3,667     $ 2,693
                                                                =======     =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.


               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

      Transportation Components, Inc., a Delaware corporation also known as TransCom USA ("TransCom", and collectively with its subsidiaries, the "Company"), was founded in October 1997 to become a leading national distributor of replacement parts and supplies for commercial trucks, trailers and other heavy duty vehicles and equipment. Prior to its initial public offering (the "IPO"), TransCom had not conducted any operations. Concurrent with the consummation of its IPO on June 24, 1998, TransCom acquired nine companies in separate merger transactions. During the third and fourth quarters of 1998, TransCom acquired an additional nine companies. During 1999, the Company acquired two small heavy duty parts distributors, which have been integrated into the Company as two branches.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presenation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                         TRANSPORTATION COMPONENTS, INC.

2.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except for share and per share data):

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------------------------
                                                  2000             1999
                                              ------------     ------------
NET (LOSS) INCOME
      Net (loss) income ..................    $        (63)    $      1,960
      Add interest on 5% convertible notes
        (assumed converted), net
         of federal income tax effect ....            --                116
                                              ------------     ------------
      Adjusted net (loss) income .........    $        (63)    $      2,076
                                              ============     ============

BASIC
      Basic weighted average shares ......      17,676,897       17,727,815
                                              ============     ============

DILUTED
      Basic weighted average shares ......      17,676,897       17,727,815
      Effect on Dilutive securities
          Options ........................            --              1,195
          Warrants .......................            --               --
          Convertible subordinated notes .            --          1,599,638
                                              ------------     ------------
      Diluted weighted average shares ....      17,676,897       19,328,648
                                              ============     ============

NET INCOME (LOSS) PER SHARE
      Basic ..............................    $       0.00     $       0.11
                                              ============     ============
      Diluted ............................    $       0.00     $       0.11
                                              ============     ============


      The computation of diluted weighted average shares for the three months ended March 31, 2000 did not include shares potentially issuable for options, warrants and convertible subordinated notes because their inclusion would have been antidilutive.

3.    LONG TERM OBLIGATIONS

      Long-term debt obligations consist of the following (in thousands):

                                            March 31,   December 31,
                                              2000         1999
                                            --------    -----------
Revolving credit facility ..............    $ 63,000     $ 60,100
Notes payable to a financial institution       1,153        1,355
Other ..................................         449          461
                                            --------     --------
Total long-term debt ...................      64,602       61,916
Less:  current portion .................        (714)        (743)
                                            --------     --------
                                            $ 63,888     $ 61,173
                                            ========     ========

                         TRANSPORTATION COMPONENTS, INC.

4.    COMPREHENSIVE INCOME

      In 1998, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 130, "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. Comprehensive income, which encompasses net income (loss) and currency translation adjustments, is as follows:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                     ------------------
                                                      2000       1999
                                                     ------     ------
         Net (loss) income attributable to common
           Stockholders .........................    $  (63)    $1,960

         Currency translation adjustments .......        (8)        62
                                                     ------     ------
         Comprehensive (loss) income ............    $  (71)    $2,022
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

      Information as to the operations of TransCom's reportable segments is as follows (in thousands):

THREE MONTHS ENDED MARCH 31, 2000    DOMESTIC  INTERNATIONAL  INTERSEGMENT     TOTAL
---------------------------------    --------- -------------  ------------   ---------
Revenues ........................    $  67,902    $  10,018    $     (70)    $  77,850
                                     =========    =========    =========     =========

Operating income ................        1,156          794          (51)        1,899
                                     =========    =========    =========     =========

Identifiable assets .............      195,562       31,780                    227,342
                                     =========    =========                  =========

Depreciation and amortization ...        1,192          152                      1,344
                                     =========    =========                  =========

Capital expenditures ............          435           46                        481
                                     =========    =========                  =========

THREE MONTHS ENDED MARCH 31, 1999
---------------------------------
Revenues ........................    $  70,151    $   8,155    $     (64)    $  78,242
                                     =========    =========    =========     =========

Operating income ................        3,915          753          (20)        4,648
                                     =========    =========    =========     =========

Identifiable assets .............      185,043       36,076                    221,119
                                     =========    =========                  =========

Depreciation and amortization ...        1,054          173                      1,227
                                     =========    =========                  =========

Capital expenditures ............          642           85                        727
                                     =========    =========                  =========

                         TRANSPORTATION COMPONENTS, INC.

      Information as to TransCom's operations in different geographical areas is as follows (in thousands):


THREE MONTHS ENDED                                               ALL OTHER
  MARCH 31, 2000     UNITED STATES     MEXICO      CANADA     INTERNATIONAL(1)   TOTAL
------------------   -------------    --------    --------    ---------------  --------
Revenues ........    $      67,902    $  5,809    $  2,692    $       1,447    $ 77,850
Long-lived assets           87,539      10,980       5,388             --       103,907

THREE MONTHS ENDED
  MARCH 31, 1999
------------------
Revenues ........    $      70,151    $  4,544    $  2,628    $         919    $ 78,242
Long-lived assets           77,087      11,385       9,427             --        97,899

----------------------

(1)Includes South America, Central America, Australia, Europe and Asia.

                         TRANSPORTATION COMPONENTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS REPORT ON FORM 10-Q CONTAINS SOME "FORWARD-LOOKING STATEMENTS" WHICH GIVE THE COMPANY'S CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMS SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR OTHER SIMILAR WORDS IN ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. IN PARTICULAR, THE COMPANY HAS IDENTIFIED SPECIFIC RISKS AND UNCERTAINTIES RELATED TO THE COMPANY'S BUSINESS UNDER "ITEM 1. BUSINESS - RISK FACTORS" ON PAGE 9 OF THE COMPANY'S ANNUAL REPORT OR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. NO ASSURANCE CAN BE GIVEN THAT THESE ARE ALL OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE LITIGATION SECURITIES LITIGATION REFORM ACT OF 1995.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto in this Report, and the Company's audited consolidated financial statements contained in the Form 10-K for the year ended December 31, 1999. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

OVERVIEW

      During 1999 and the first quarter of 2000, we focused on integrating our operations. During 1999, we installed common operating and financial systems and a wide area network in the majority of our branch locations. We centralized payroll and standardized employee benefits such as health insurance, flexible benefit plans and the 401(k) program for all domestic associates. In addition, we transferred the accounts payable function from several branches to the general office in Houston. We centralized invoice payments for approximately 25 of our larger vendors. We transferred the purchasing function for several of our Florida branches to the general office. During the first quarter of 2000, we continued to focus on processes related to our recently installed systems. We estimate that the accounts payable and purchasing functions for most of our remaining domestic branches will be centralized during 2000.

      During 1999 and the first quarter of 2000, we failed to realize significant cost savings from centralizing our administrative functions due to the costs to staff and train our general office. We are building the infrastructure to centralize the branch administrative functions before significant costs can be reduced at the branches. Additionally, we incurred costs to train our associates on the recently installed common operating and financial systems. During the fourth quarter of 1999, we recorded approximately $0.9 million of charges for severance costs associated with our centralization of administration and other headcount reductions. We expect that significant administrative costs at our branch locations can be eliminated or reduced during the second half of 2000. We expect these administrative cost reductions will result in additional charges for severance costs.

      We believe the business level of the heavy duty truck parts industry slowed during 1999 from the record levels experienced in 1997 and early 1998. Our revenue level in 1999 declined slightly from 1998. Revenue for the first quarter of 2000 was 0.5% below revenues for the same period of 1999. During 1998, our Oklahoma City branch recorded substantial revenues from two major oilfield service companies, primarily under contracts to fabricate specialty equipment. As a result of the overall slowdown in the oilfield services industry during early 1999, the branch's sales declined from $12.7 million in the second half of 1998 to $5.5 million in the second half of 1999. Revenues for the Oklahoma City branch for the first quarter of 2000 exceeded the revenues for the third and fourth quarters of 1999, but compared to the first

                         TRANSPORTATION COMPONENTS, INC.

quarter of 1999 declined by 1.3 million. While this operation downsized its workforce in response to the lower sales, it went from being very profitable in 1998 to a slightly above break-even operation during 1999. The operating income of this branch for the first quarter of 2000 was higher than any quarter since the first quarter of 1999. The revenues and operating income for this branch are expected to continue to improve in 2000 in connection with the improved level of business in the oilfield service industry.

RESULTS OF OPERATIONS

                                            THREE  MONTHS ENDED MARCH 31
                                      -----------------------------------------
                                        2000         %         1999         %
                                      --------     -----     --------     -----
                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ..........................   $ 77,850     100.0     $ 78,242     100.0
Cost of sales .....................     54,731      70.3       53,673      68.7
                                      --------     -----     --------     -----
    Gross profit ..................     23,119      29.7       24,479      31.3
Selling, general and administrative     20,655      26.5       19,288      24.7
Amortization of goodwill ..........        565       0.7          543       0.7
                                      --------     -----     --------     -----
    Income from operations ........      1,899       2.5        4,648       5.9
Interest expense ..................     (1,850)     (2.4)      (1,248)     (1.6)
Other income ......................        222       0.3          228       0.3
                                      --------     -----     --------     -----
    Income before income taxes ....   $    271       0.4     $  3,628       4.6
                                      ========     =====     ========     =====


RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

      REVENUES. Revenues of $77.8 million for the three months ended March 31, 2000 declined $0.4 million, or 0.5%, compared to $78.2 million of revenues for the three months ended March 31, 1999. Revenues at our Oklahoma City branch exceeded the revenues achieved in the third and fourth quarters of 1999, but compared to the first quarter of 1999 declined by $1.3 million as a result of the slowdown during early 1999 in the oilfield services industry. Increased revenues in Mexico were partially offset by revenue declines in our Eastern and Central Regions.

      GROSS PROFIT. Total gross profit dollars of $23.1 million for the three months ended March 31, 2000 declined by $1.4 million, or 5.6%, from $24.5 million of gross profit for the three months ended March 31, 1999. As a percentage of revenues, gross profit of 29.7% for the first quarter of 2000 declined 160 basis points from gross profit of 31.3% for the first quarter of 1999. This decline is partially the result of vendor price increases, which we could not immediately pass through to our customers and changes in product mix.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1.4 million, or 7.1%, to $20.7 million for the three months ended March 31, 2000 from $19.3 million for the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 24.7% for the first quarter of 1999 to 26.5% for the first quarter of 2000. The increases are the result of costs to build the infrastructure, including staffing and training of our general office, to allow us to centralize the branch administrative functions. We expect that significant administrative costs at our branch locations can be eliminated or reduced during the second half of 2000.

      INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 increased $0.6 million, or 48%, to $1.85 million compared to $1.25 million of interest expense for the three months ended March 31, 1999. The increase in interest expense is the result of an approximate $4.0 million increase in the average amount of debt outstanding between the two quarters and an approximate 225 basis point increase in the average interest rate between the two quarters. Additionally, we have paid fees for amendments to our

                         TRANSPORTATION COMPONENTS, INC.


revolving credit facility, which have been recorded as interest expense. LIBOR was approximately 100 basis points higher in the first quarter of 2000 compared to the first quarter of 1999. The margin above LIBOR, which we paid increased by 125 basis points. The margin above LIBOR increased in connection with the increase in our ratio of debt to earnings before interest, taxes, depreciation and amortization. The increase in the average debt outstanding is primarily a result of the increased working capital invested in accounts receivable and inventory.

LIQUIDITY AND CAPITAL RESOURCES

      As a distributor of heavy duty truck parts we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as delivery vehicles, information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

      We used $1.4 million in net cash in operating activities during the three months ended March 31, 2000. This cash was invested in increased accounts receivable and inventory in connection with increased sales in the first quarter of 2000 compared to the fourth quarter of 1999. Net cash used for investing activities was $0.5 million for the three months ended March 31, 2000, primarily relating to the purchase of information technology system. At March 31, 2000, we had cash of $3.7 million, working capital of $77.4 million and total debt of $78.8 million compared to $2.9 million, $73.8 million and $76.2 million at December 31, 1999, respectively.

      On June 24, 1998, we entered into a three-year revolving credit facility, which provides for a line of credit up to $75 million. The credit facility matures on June 24, 2001, bears interest at either LIBOR plus an applicable margin based on the ratio of debt to cash flows (as defined), or the bank's prime rate, at our option. Under the terms of the credit facility, we are required to comply with various affirmative and negative covenants.

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

      During March 2000, our internal cash flow projections indicated we would violate certain financial ratios required by our Credit Facility at March 31, 2000. As a result, we requested and received an amendment, which cured the projected covenant violations as of March 31, 2000.

      As of March 31, 2000, we are in compliance with the financial covenants in our Credit Facility. At March 31, 2000, $0.4 million was available for borrowings under the most restrictive covenants under the Credit Facility.

      Our Credit Facility matures on June 24, 2001. Because we prefer for amounts borrowed under the Credit Facility to be classified in our balance sheet as long-term, we intend to renew and extend or replace the Credit Facility as of June 30, 2000. However, we cannot be sure that we will be able to renew and extend or replace the Credit Facility. We expect interest costs will be higher and the conditions more restrictive on any renewed or replacement facility.

      Our internal cash flow projections indicate our cash flow from operations will provide cash in excess of our normal working capital needs. Planned capital expenditures for 2000 of approximately $3

                         TRANSPORTATION COMPONENTS, INC.


million are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility, any replacement or renewed credit facility or other sources of financing.

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


                                    TRANSPORTATION COMPONENTS, INC.




Date:  May 15, 2000                 By: /s/ MAC McCONNELL
                                            Mac McConnell, Senior Vice President
                                            and Chief Financial Officer