Form 10-Q
period 2000-06-30
TRANSPORTATION COMPONENTS INC
filed 2000-08-14
CIK 1059706

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares outstanding of the registrant's common stock, as of August 11, 2000, was 17,810,186.

================================================================================

                         TRANSPORTATION COMPONENTS, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                           PAGE
                                                                          ----

Item 1.  Financial Statements

Consolidated Balance Sheets of Transportation Components, Inc. at
    June 30, 2000 (unaudited) and December 31, 1999.....................    3
Unaudited Consolidated Statements of Operations of Transportation
    Components, Inc. for the three months and six months ended
    June 30, 2000 and 1999..............................................    4
Unaudited Consolidated Statements of Cash Flows of Transportation
    Components, Inc. for the six months ended June 30, 2000 and 1999....    5
Notes to Unaudited Consolidated Financial Statements....................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   16


PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................   17

Item 4.  Submission of Matters to Vote of Security Holders..............   17

Item 6.  Exhibits and Reports on Form 8-K...............................   17

Signature...............................................................   18

                         TRANSPORTATION COMPONENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                    JUNE 30,     DECEMBER 31,
                             ASSETS                                   2000          1999
                                                                    ---------    -----------
Current assets:                                                    (UNAUDITED)     (NOTE 1)
    Cash and cash equivalents ..................................    $   4,078     $   2,859
    Accounts receivable, net of allowance for bad debts of
     $1,629 and $1,586..........................................       39,267        40,029
    Receivables from related parties ...........................          323           508
    Notes receivable, current ..................................          681           732
    Inventories ................................................       69,490        67,203
    Prepaid expenses and other .................................        3,553         2,941
    Deferred tax asset .........................................        4,593         5,447
                                                                    ---------     ---------
         Total current assets ..................................      121,985       119,719

Property and equipment, net ....................................       13,664        14,532
Notes receivable, net ..........................................          709           752
Notes receivable from related parties ..........................          427           858
Goodwill, net ..................................................       86,232        87,358
Other assets ...................................................        1,356         1,351
                                                                    ---------     ---------

         Total assets ..........................................    $ 224,373     $ 224,570
                                                                    =========     =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses ......................    $  36,590     $  42,459
    Subordinated debt and other payables to related parties ....        4,416         1,762
    Current portion of long-term debt ..........................          628           743
    Other current liablities ...................................          932         1,004
                                                                    ---------     ---------
         Total current liablities ..............................       42,566        45,968

Long-term debt, less current portion ...........................       69,147        61,173
Deferred tax liability .........................................        2,077         2,962
Subordinated debt and other payables to related parties ........        9,795        12,488
                                                                    ---------     ---------
         Total liablities ......................................      123,585       122,591
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.01 par, 5,000,000 shares authorized,
     none issued ...............................................         --            --
    Common stock, $0.01 par, 102,000,000 shares authorized,
     17,782,054 shares issued ..................................          178           178
     Additional paid-in capital ................................      102,522       102,522
    Treasury stock, at cost - 0 and 121,411 shares, respectively            0          (304)
    Cumulative translation adjustments .........................           88           134
    Retained deficit ...........................................       (2,000)         (551)
         Total stockholders' equity ............................      100,788       101,979
                                                                    ---------     ---------
         Total liabilities and stockholders' equity ............    $ 224,373     $ 224,570
                                                                    =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                  JUNE 30                           JUNE 30
                                                        -----------------------------    -----------------------------
                                                            2000             1999            2000             1999
                                                        ------------     ------------    ------------     ------------
Revenues ...........................................    $     75,052     $     81,108    $    152,902     $    159,350
Cost of sales ......................................          52,662           56,481         107,393         5110,244
                                                        ------------     ------------    ------------     ------------
    Gross profit ...................................          22,390           24,627          45,509          49,1067

Selling, general and administrative expenses .......          21,306           19,996          41,961           39,284
Amortization of goodwill ...........................             565              513           1,130            1,056
                                                        ------------     ------------    ------------     ------------

Income from operations .............................             519            4,118           2,418            8,766

Other income (expense):
    Interest expense ...............................          (1,898)          (1,366          (3,748)          (2,614)
    Other income, net ..............................            (451)             294            (229)             522
                                                        ------------     ------------    ------------     ------------
Income (loss) before income taxes ..................          (1,830)           3,046          (1,559)           6,674
Provision (benefit) for income taxes ...............            (445)           1,424            (111)           3,092
                                                        ------------     ------------    ------------     ------------
Net (loss) income ..................................    $     (1,385)    $      1,622    $     (1,448)    $      3,582
                                                        ============     ============    ============     ============


(Loss) income per share - Basic ....................    $       (.08)    $        .09    $      (0.08)    $        .20
                                                        ============     ============    ============     ============

(Loss) income per share - Diluted ..................    $       (.08)    $        .09           (0.08)    $        .20
                                                        ============     ============    ============     ============

Number of shares used in the per share calculations:

    Basic ..........................................      17,740,969       17,727,815      17,708,933       17,727,815
                                                        ============     ============    ============     ============
    Diluted ........................................      17,740,969       19,334,080      17,708,933       19,334,080
                                                        ============     ============    ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                             SIX MONTHS ENDED
                                                                  JUNE 30
                                                            -------------------
                                                             2000        1999
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .......................................   $(1,448)    $ 3,582
Adjustments to reconcile net (loss) income to net cash
   used by operating activities:
   Depreciation and amortization                              2,683       2,479
   Provision for bad debts                                      379         266
   Gain on sale of assets                                       (16)        (37)
   Deferred tax provision                                       (35)        575
       Compensation expense related to issuance of common
         stock to associate benefit plans ...............       309         -0-
Changes in operating assets and liabilities, net of
 assets acquired
   Accounts receivable and notes receivable .............     1,078      (2,708)
   Inventories ..........................................    (2,344)     (3,073)
   Other assets .........................................      (619)        195
   Accounts payable and accrued expenses ................    (5,893)     (1,993)
                                                            -------     -------
      Net cash (used in) provided by operating
        activities ......................................    (5,906)       (714)
                                                            -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment ..................      (877)     (1,835)
   Cash paid for acquisitions ...........................       -0-      (1,031)
   Other ................................................       192         363
                                                            -------     -------
      Net cash used in investing activities .............      (685)     (2,503)
                                                            -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings of long term debt                           7,819       3,107
                                                            -------     -------
      Net cash provided by financing activities .........     7,819       3,107
                                                            -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (9)         14
                                                            -------     -------


Net increase (decrease) in cash and cash equivalents ....     1,219         (96)
Cash and cash equivalents, beginning of period ..........     2,859       4,090
Cash and cash equivalents, end of period ................   $ 4,078     $ 3,994
                                                            =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

      Transportation Components, Inc., a Delaware corporation also known as TransCom USA ("TransCom", and collectively with its subsidiaries, the "Company"), was founded in October 1997 to become a leading national distributor of replacement parts and supplies for commercial trucks, trailers and other heavy-duty vehicles and equipment. Prior to its initial public offering (the "IPO"), TransCom had not conducted any operations. Concurrent with the consummation of its IPO on June 24, 1998, TransCom acquired nine companies in separate merger transactions. During the third and fourth quarters of 1998, TransCom acquired an additional nine companies.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presenation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

                         TRANSPORTATION COMPONENTS, INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.   (LOSS) EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated (in thousands, except for share and per share data):

                                                         THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                              JUNE 30                                 JUNE 30
                                                 ----------------------------------    ----------------------------------
                                                       2000                1999              2000                1999
                                                 -----------------     ------------    -----------------     ------------
NET (LOSS) INCOME
Net (loss) income ...........................    $          (1,385)    $      1,622    $          (1,448)    $      3,582
Add interest on 5% convertible notes (assumed
  converted), net of federal income tax effect                 -0-              114                  -0-              229
                                                 -----------------     ------------    -----------------     ------------
   Adjusted net (loss) income ...............    $          (1,385)    $      1,736    $          (1,448)    $      3,811
                                                 =================     ============    =================     ============
BASIC
   Basic weighted average shares ............           17,740,969       17,727,815           17,708,933       17,727,815
                                                 =================     ============    =================     ============
DILUTED
   Basic weighted average shares ............           17,740,969       17,727,815           17,708,933       17,727,815
   Effect of dilutive securities
    Options .................................                  -0-           12,057                  -0-            6,627
    Warrants ................................                  -0-              -0-                  -0-              -0-
    Convertible subordinated notes ..........                  -0-        1,599,638                  -0-        1,599,638
                                                 -----------------     ------------    -----------------     ------------

   Diluted weighted average shares ..........           17,740,969       19,339,510           17,708,933       19,334,080
                                                 =================     ============    =================     ============

NET (LOSS) INCOME PER SHARE
 Basic ......................................    $            (.08)    $        .09    $            (.08)    $       (.20)
                                                 =================     ============    =================     ============
 Diluted ....................................    $            (.08)    $        .09    $            (.08)    $       (.20)
                                                 =================     ============    =================     ============

      The computation of diluted weighted shares for 2000 did not include shares potentially issuable for warrants, options and conversion of the convertible subordinated notes because their inclusion would have been antidilutive. The computation for 1999 did not include shares potentially issuable for warrants because their inclusion would have been antidilutive.


3.   LONG TERM OBLIGATIONS

     Long-term obligations consist of the following (in thousands):

                                                 JUNE 30,    DECEMBER 31,
                                                   2000         1999
                                                 --------    -----------
Long-term Debt
     Revolving credit facility ..............    $ 68,400     $ 60,100
     Notes payable to a financial institution       1,128        1,355
     Other ..................................         247          461
                                                 --------     --------
     Total long-term debt ...................      69,775       61,916
     Less:  current portion .................        (628)        (743)
                                                 --------     --------
                                                 $ 69,147     $ 61,173
                                                 ========     ========

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                      JUNE 30,    DECEMBER 31,
                                                        2000         1999
                                                      --------    -----------
  Subordinated Debt and Other
       Subordinated convertible debt .............    $ 13,635     $ 13,635
       Other long-term payables to related parties         576          615
                                                      --------     --------
       Total long-term subordinated debt and
         other payables to related parties .......      14,211       14,250
       Less:  current portion ....................      (4,416)      (1,762)
                                                      --------     --------
                                                      $  9,795     $ 12,488
                                                      ========     ========


      Effective June 30, 2000, the Company entered into an amendment to the Credit Facility. The primary changes were to modify two of the financial covenants; increase the interest rate payable for the period from July 1, 2000 to September 30, 2000 to 350 basis points over LIBOR and 200 basis points over the agent bank's prime rate; prohibit future payment of principal on the $13.6 million of 5% convertible subordinated notes; and extend the maturity date to July 31, 2001. The interest rate will increase by an additional 25 basis points each quarter until maturity. The maximum borrowing capacity of $75.0 million was not changed.

      The Credit Facility as amended as of June 30, 2000 prohibits principal payments on the $13.6 million of 5% convertible subordinated notes. The next principal payment on the notes is due September 15, 2000. Notes in the amount of approximately $4.3 million call for $1.6 million of principal payments during the twelve months ended June 30, 2001. The entire $4.3 million of these notes has been classified as current at June 30, 2000 under the assumption that these notes will be in default and therefore due and payable. After a payment default, the note holder must wait 180 days to begin collection proceedings. The Company intends to extend or replace all of the subordinated notes, however, such extended notes or replacement debt may have higher interest costs, greater equity dilution and more restrictive conditions.

4.    COMPREHENSIVE (LOSS) INCOME

      In 1998, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 130, "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. Comprehensive income, which encompasses net (loss) income and currency translation adjustments, is as follows:

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                            JUNE 30               JUNE 30
                                      -------------------    -------------------
                                       2000        1999       2000        1999
                                      -------     -------    -------     -------
  Net (loss) income ..............    $(1,385)    $ 1,622    $(1,448)    $ 3,582
  Currency translation adjustments        (38)         10        (46)         72
                                      -------     -------    -------     -------
  Comprehensive (loss) income ....    $(1,423)    $ 1,632    $(1,494)    $ 3,654
                                      =======     =======    =======     =======

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

      Information as to the operations of TransCom's reportable segments is as follows (in thousands):

                                            DOMESTIC    INTERNATIONAL  INTERSEGMENT    TOTAL
                                            ---------   -------------  ------------  ---------
   THREE MONTHS ENDED JUNE 30, 2000
   Revenues ............................    $  64,585     $  10,512    $     (45)    $  75,052

   Operating income ....................         (106)          638          (13)          519

   Depreciation and amortization expense        1,174           165                      1,339

   Capital expenditures ................          376            20                        396


   SIX MONTHS ENDED JUNE 30, 2000
   Revenues ............................    $ 132,487     $  20,530    $    (115)    $ 152,902

   Operating income ....................        1,019         1,431          (32)        2,418

   Depreciation and amortization expense        2,366           317                      2,683

   Capital expenditures ................          811            66                        877

   Identifiable assets .................      192,004        32,369                    224,373

   THREE MONTHS ENDED JUNE 30, 1999
   Revenues ............................    $  71,022     $  10,114    $     (28)    $  81,108

   Operating income ....................        3,142           984           (8)        4,118

   Depreciation and amortization expense        1,125           127                      1,252

   Capital expenditures ................        1,032            76                      1,108

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                                          DOMESTIC  INTERNATIONAL  INTERSEGMENT      TOTAL
                                          --------  -------------  ------------     --------
SIX MONTHS ENDED JUNE 30, 1999
 Revenues ............................    $141,173    $ 18,269       $    (92)      $159,350

 Operating income ....................       7,056       1,737            (27)         8,766

 Depreciation and amortization expense       2,181         298                         2,479

 Capital expenditures ................       1,674         161                         1,835

Identifiable assets ..................     193,112      31,508                       224,620


      Information as to TransCom's operations in different geographical areas is as follows (in thousands):

                                     UNITED                              ALL OTHER
                                     STATES      MEXICO      CANADA   INTERNATIONAL(1)   TOTAL
                                    --------    --------    --------  ---------------   --------
THREE MONTHS ENDED JUNE 30, 2000
Revenues .......................    $ 64,585    $  5,944    $  2,898      $  1,625      $ 75,052


SIX MONTHS ENDED JUNE 30, 2000
Revenues .......................    $132,487    $ 11,753    $  5,590      $  3,072      $152,902

Long-lived assets ..............      86,162      10,873       5,354                     102,389


THREE MONTHS ENDED JUNE 30, 1999
Revenues .......................    $ 71,022    $  5,444    $  3,110      $  1,532      $ 81,108


SIX MONTHS ENDED JUNE 30, 1999
Revenues .......................    $141,173    $  9,988    $  5,738      $  2,451      $159,350

Long-lived assets ..............      87,153      10,674       5,568                     103,395

--------
(1)Includes South America, Central America, Australia, Europe and Asia.

                         TRANSPORTATION COMPONENTS, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS REPORT ON FORM 10-Q CONTAINS SOME "FORWARD-LOOKING STATEMENTS" WHICH GIVE THE COMPANY'S CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMS SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR OTHER SIMILAR WORDS IN ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. IN PARTICULAR, THE COMPANY HAS IDENTIFIED SPECIFIC RISKS AND UNCERTAINTIES RELATED TO THE COMPANY'S BUSINESS UNDER "ITEM 1. BUSINESS - RISK FACTORS" ON PAGE 9 OF THE COMPANY'S ANNUAL REPORT OR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. OTHER FACTORS COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE LITIGATION SECURITIES LITIGATION REFORM ACT OF 1995.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto in this Report, and the Company's audited consolidated financial statements contained in the Form 10-K for the year ended December 31, 1999.

OVERVIEW

      Since early 1999, we have focused on integrating our operations. We have completed the installation of common operating and financial systems and a wide area network in the majority of our branch locations. We have centralized payroll and standardized employee benefits such as health insurance, flexible benefit plans and the 401(k) program for all domestic associates. We have also
(1) transferred the accounts payable function from several branches to the general office in Houston, (2) centralized invoice payments for approximately 25 of our larger vendors and (3) transferred the purchasing and inventory replenishment functions for many of our branches to the general office. During the first half of 2000, we continued to focus on processes related to our recently installed systems. We estimate that the accounts payable and purchasing functions for most of our remaining domestic branches will be centralized during 2000.

      We have not yet realized significant cost savings from centralizing our administrative functions in our general office due to the related staffing and training costs. It is necessary to build the infrastructure in the general office to centralize the branch administrative functions before significant costs can be reduced at the branches. Additionally, we incurred costs to train our associates on the recently installed common operating and financial systems. We recorded approximately $0.9 million and $0.5 million of charges for severance costs associated with our centralization of administration and other headcount reductions in the fourth quarter of 1999 and the second quarter of 2000, respectively. We expect that additional administrative costs at our branch locations can be eliminated or reduced during the second half of 2000. We expect these administrative cost reductions will result in additional charges for severance costs.

      We believe the business level of the heavy-duty truck parts industry slowed during 1999 from the record levels experienced in 1997 and early 1998 and has continued to decline in the first half of 2000. Our revenue in 1999 declined slightly from 1998. Revenues for the second quarter and first half of 2000 were 7.5% and 4.0%, respectively, below revenues for the same period of 1999.

      Second quarter 2000 pre-tax income was reduced by $1.2 million of nonrecurring special charges consisting of $0.5 million of severance charges for headcount reductions and $0.7 million of reserves for non-cash reductions in the value of notes receivable recorded in connection with an acquisition, a building and various equipment in process of being sold.

                         TRANSPORTATION COMPONENTS, INC.

RESULTS OF OPERATIONS

                                                      THREE  MONTHS ENDED JUNE 30
                                                -----------------------------------------
                                                  2000         %         1999         %
                                                --------     -----     --------     -----
                                                    (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ...................................    $ 75,052     100.0     $ 81,108     100.0
Cost of sales ..............................      52,662      70.2       56,481      69.6
                                                --------     -----     --------     -----

    Gross profit ...........................      22,390      29.8       24,627      30.4
Selling, general and administrative expenses      21,306      28.4       19,996      24.7
Amortization of goodwill ...................         565        .7          513        .6
                                                --------     -----     --------     -----
    Income from operations .................         519       0.7        4,118       5.1
Interest expense ...........................      (1,898)     (2.5)      (1,366)     (1.7)
Other income, net ..........................        (451)      (.6)         294        .4
                                                --------     -----     --------     -----
    (Loss) income before income taxes ......    $ (1,830)     (2.4)    $  3,046       3.8
                                                ========     =====     ========     =====

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

      REVENUES. Revenues of $75.1 million for the first three months ended June 30, 2000 declined $6.1 million, or 7.5%, from $81.1 million of revenues for the three months ended June 30, 1999. Revenues declined in connection with what we believe is a general softening in the domestic industry. Of the $6.1 million decline, $1.7 million was applicable to a decline in our sales of new trucks. This decline is primarily the result of a nationwide decline in demand for new heavy-duty trucks. Revenues in Mexico increased approximately 9%.

      GROSS PROFIT. Total gross profit of $22.4 million for the three months ended June 30, 2000 declined by $2.2 million, or 9.1%, from $24.6 million of gross profit for the three months ended June 30, 1999. As a percentage of revenues, gross profit of 29.8% for the second quarter of 2000 declined 60 basis points from gross profit of 30.4% for the second quarter of 1999. This decline was partially the result of vendor price increases, which we did not immediately pass through to our customers, and changes in product mix.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $1.3 million, or 6.6%, to $21.3 million for the three months ended June 30, 2000 from $20.0 million for the three months ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 24.7% for the second quarter of 1999 to 28.4% for the second quarter of 2000. Severance expenses of $0.5 million, or 0.7% of revenues, were recorded for announced headcount reductions. The additional increases were the result of costs to build the infrastructure, including staffing and training of our general office, enabling us to centralize the branch administrative functions. We expect that significant administrative costs at our branch locations can be eliminated or reduced during the second half of 2000.

      OTHER INCOME. Other income for the three months ended June 30, 2000 was an expense of $0.5 million compared to income of $0.3 million for the three months ended June 30, 1999. This decline from income to expense was principally the result of recording approximately $0.7 million of reserves to recognize nonrecurring, non-cash reductions in the value of notes receivable from former business owners originally recorded in an acquisition completed in June 1998, a building and various equipment in process of being sold.

      INTEREST EXPENSE. Interest expense for the three months ended June 30, 2000 increased $0.5 million, or 38.9%, to $1.9 million compared to $1.4 million of interest expense for the three months ended June 30, 1999. The increase in interest expense was from an approximate $1.7 million increase in the average amount of debt outstanding between the two periods and an approximate 200 basis point increase in the average interest rate between the two quarters. We also paid fees for the amendments to our revolving credit facility, which have been recorded as interest expense. LIBOR was approximately 120 basis points higher at the end of the second quarter of 2000 compared to the end of the second quarter of 1999. The margin above LIBOR, which we paid, increased by 125 basis points from the end of the second quarter of 1999 to the end of the second quarter of 2000. The margin above the LIBOR increased in connection with the increase in our ratio of debt to earnings before interest,

                         TRANSPORTATION COMPONENTS, INC.

taxes, depreciation and amortization. The increase in the average debt outstanding was primarily from the increased working capital invested in inventory.

                                                        SIX  MONTHS ENDED JUNE 30
                                                -------------------------------------------
                                                  2000          %         1999          %
                                                ---------     -----     ---------     -----
                                                   (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ...................................    $ 152,902     100.0     $ 159,350     100.0
Cost of sales ..............................      107,393      70.2       110,244      69.2
                                                ---------     -----     ---------     -----
    Gross profit ...........................       45,509      29.8        49,106      30.8
Selling, general and administrative expenses       41,961      27.5        39,284      24.6
Amortization of goodwill ...................        1,130        .7         1,056        .7
                                                ---------     -----     ---------     -----
    Income from operations .................        2,418       1.6         8,766       5.5
Interest expense ...........................       (3,748)     (2.5)       (2,614)     (1.6)
Other income, net ..........................         (229)      (.1)          522        .3
                                                ---------     -----     ---------     -----
    (Loss) income before income taxes ......    $  (1,559)     (1.0)    $   6,674       4.2
                                                =========     =====     =========     =====

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

      REVENUES. Revenues of $152.9 million for the first six months ended June 30, 2000 declined $6.4 million, or 4.0%, from $159.3 million of revenues for the six months ended June 30, 2000. Revenues declined in connection with what we believe is a general softening in the domestic industry. Of the $6.0 million decline, $1.6 million was applicable to a decline in our sales of new trucks. This decline is primarily the result of a nationwide decline in demand for new heavy-duty trucks. Revenues in Mexico increased approximately 20%.

      GROSS PROFIT. Total gross profit of $45.5 million for the six months ended June 30, 2000 declined by $3.6 million, or 7.3%, from $49.1 million of gross profit for the six months ended June 30, 1999. As a percentage of revenues, gross profit of 29.8% for the first half of 2000 declined 100 basis points from gross profit of 30.8% for the first half of 1999. This decline was partially due to vendor price increases, which we did not immediately pass through to our customers, and changes in product mix.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $2.7 million, or 6.8%, to $42.0 million for the six months ended June 30, 2000 from $39.3 million for the six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 24.6% for the first half of 1999 to 27.5% for the first half of 2000. Severance expense of $0.5 million, or 0.3% of revenues, were recorded for announced headcount reductions. The additional increases were the result of costs to build the infrastructure, including staffing and training of our general office, enabling us to centralize the branch administrative functions. We expect that significant administrative costs at our branch locations can be eliminated or reduced during the second half of 2000.

      OTHER INCOME. Other income for the six months ended June 30, 2000 was an expense of $0.2 million compared to income of $0.5 million for the six months ended June 30, 1999. This decline from income to expense was from recording approximately $0.7 million of reserves to recognize nonrecurring, non-cash reductions in the value of notes receivable from former business owners originally recorded in an acquisition completed in June 1998, a building and various equipment in process of being sold.

      INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000 increased $1.1 million, or 43.4%, to $3.7 million compared to $2.6 million of interest expense for the six months ended June 30, 1999. The increase in interest expense was due to an approximate $2.6 million increase in the average amount of debt outstanding between the two periods and an approximate 200 basis point increase in the average interest rate between the two periods. We also paid fees for the amendments to our revolving credit facility, which have been recorded as interest expense. LIBOR was approximately 120 basis points higher at the end of the first half of 2000 compared to the end of the first half of 1999. The margin above LIBOR, which we paid, increased by 125 basis points from June 30, 1999 to June 30, 2000. The margin above the LIBOR increased in connection with the

                         TRANSPORTATION COMPONENTS, INC.

increase in our ratio of debt to earnings before interest, taxes, depreciation and amortization. The increase in the average debt outstanding was primarily from the increased working capital invested in inventory.

LIQUIDITY AND CAPITAL RESOURCES

             As a distributor of heavy-duty truck parts, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as delivery vehicles, information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

            We used $5.9 million in net cash in operating activities during the six months ended June 30, 2000. This cash was invested in increased inventory and used to reduce accounts payable to our vendors. Net cash used for investing activities (capital expenditures) was $0.7 million for the six months ended June 30, 2000, primarily relating to the purchase of information technology systems. At June 30, 2000, we had cash of $4.1 million, working capital of $79.4 million and total debt of $84.0 million compared to $2.9 million of cash, $73.8 million of working capital and $76.2 million of total debt at December 31,1999.

      In June 1998, we entered into a three-year revolving credit facility, which provided for a line of credit up to $75 million. This credit facility was to mature June 24, 2001 and beared interest at either the LIBOR rate plus an applicable margin based on the ratio of debt to cash flows (as defined), or the bank's prime rate, at our option. Under the terms of the credit facility, we were required to comply with various affirmative and negative covenants.

      Effective September 30, 1999, we entered into an Amended and Restated Credit Agreement, or Credit Facility. The primary changes were to modify two of the financial covenants, increase the interest rates payable by 75 to 150 basis points, and collateralize the loan with a pledge of our assets other than real estate and vehicles. The maximum borrowing capacity of $75.0 million and the maturity date of June 24, 2001 were not changed.

      During March 2000, our internal cash flow projection indicated we would violate certain financial ratios required by our Credit Facility at March 31, 2000. As a result, we requested and received an amendment, which cured the projected covenant violations as of March 31, 2000.

      Effective June 30, 2000, we entered into an amendment to the Credit Facility. The primary changes were to modify two of the financial covenants, increase the interest rate payable by 75 basis points, prohibit future payment of principal on the $13.6 million of 5% convertible subordinated notes, and extend the maturity date to July 31, 2001. The interest rate will increase by an additional 25 basis points each quarter until maturity. The maximum borrowing capacity of $75.0 million was not changed. As of June 30, 2000, we are in compliance with the financial covenants in our Credit Facility as amended as of June 30, 2000. At June 30, 2000, $6.4 million was available for borrowings under the most restrictive covenants under the Credit Facility.

      As described above, our Credit Facility matures on July 31, 2001. Therefore, to keep amounts borrowed under the Credit Facility classified in our balance sheet as long-term, we must renew and extend or replace the Credit Facility as of September 30, 2000. We intend to replace the Credit Facility with a long-term, asset based facility during the next three months. However, we may not be able to renew and extend or replace the Credit Facility. Any replacement facility may have higher interest costs, less borrowing capacity, more restrictive conditions and could involve equity dilution. Our ability to obtain a satisfactory credit facility may depend, in part, upon the level of our asset base for collateral purposes, our future financial performance and the terms of any restructuring of our subordinated debt.

      At June 30, 2000, approximately $250,000 of deferred unamortized costs associated with the Credit Facility are included on the balance sheet. If we are successful in replacing the Credit Facility, these costs will be expensed.

      The Credit Facility as amended as of June 30, 2000 prohibits principal payments on the $13.6 million of 5% convertible subordinated notes. The next principal payment on the notes is due September 15, 2000. Notes

                         TRANSPORTATION COMPONENTS, INC.

in the amount of approximately $4.3 million call for $1.6 million of principal payments during the twelve months ended June 30, 2001. The entire $4.3 million of these notes has been classified as current at June 30, 2000 under the assumption that these notes will be in default and therefore due and payable. After a payment default, the note holder must wait 180 days to begin collection proceedings. We intend to extend or replace all of the subordinated notes, however, such extended notes or replacement debt may have higher interest costs, greater equity dilution and more restrictive conditions.

      Our internal cash flow projections indicate our cash flow from operations will provide cash to meet our normal working capital needs. Planned capital expenditures for 2000 of approximately $3 million are expected to be funded from cash flow from operations and supplemented as necessary by borrowings from the Credit Facility, and any replacement or renewed credit facility or other sources of financing. However, we will require additional debt or equity financing to meet our future debt service obligations, which may include additional bank debt or the public or private sale of equity or debt securities. In connection with this financing, we may be required to issue securities that substantially dilute the interests of our stockholders.

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

                         TRANSPORTATION COMPONENTS, INC.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      The sensitivity analyses below, which hypothetically illustrate our potential market risk exposure, estimate the effects of hypothetical sudden and sustained changes in the applicable market conditions on 2000 earnings. The sensitivity analyses presented do not consider any additional actions we might take to mitigate our exposure to such changes. The market changes, assumed to occur as of January 1, 2000, include a 100 basis point increase in market interest rates and a 10% weakening of all other currencies relative to the U.S. dollar. The hypothetical changes and assumptions may be different from what actually occurs in the future.

      INTEREST RATES. As of June 30, 2000, we had no derivative financial instruments to manage interest rate risk. Accordingly, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of June 30, 2000, approximately 87% of our long-term obligations were floating rate obligations. The hypothetical 100 basis point increase in interest rates described above would reduce pre-tax income for the six months ended June 30, 2000 and 1999 by approximately $0.7 million and $0.6 million, respectively. This effect is primarily due to the floating rate borrowings under our revolving credit facility.

      FOREIGN CURRENCY EXCHANGE RATES. Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We manage our exposure to changes in exchange rates by buying or selling currency futures contracts and options. Our risk management objective is to reduce our exposure to the effects of changes in exchange rates on the value of our accounts receivable denominated in foreign currency on a monthly basis. To a certain extent, foreign exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Our foreign currency risk policies entail entering into foreign currency futures contracts only to manage risk - not for speculative investments.

      A hypothetical 10% weakening of the average exchange rate for the six months ended June 30, 2000 and 1999 of all other currencies relative to the U.S. dollar would have reduced our sales by $2.0 million and $1.8 million, respectively, and operating income by $0.1 million and $0.2 million, respectively. The hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the effects of the sensitivity analysis shown above.

                         TRANSPORTATION COMPONENTS, INC.

                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

      The Company is not a party to any litigation that management considers to be of a material nature.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders held May 25, 2000, the shareholders elected the five persons nominated for election to the Company's Board of Directors, approved the Company's 2000 Employee Stock Purchase Plan and ratified the selection of Arthur Andersen LLP as our independent public auditors. The results of the elections were as follows:

A.    ELECTION OF DIRECTORS
                                          Number of Shares Voted
                               ---------------------------------------------
         Name and Nominee          For           Against        Abstained
      -----------------------  -------------  --------------  --------------
      Maura L. Berney           11,043,808       122,378            0
      Lawrence K. King          11,043,808       122,378            0
      Mac McConnell             11,043,808       122,378            0
      Mark E. Speese            11,043,808       122,378            0
      Thomas A. Work            11,043,808       122,378            0

B.    APPROVAL OF 2000 EMPLOYEE STOCK PURCHASE PLAN
                                          Number of Shares Voted
                               ---------------------------------------------
                                   For           Against        Abstained
                               -------------  --------------  --------------
                                7,598,996        116,460          5,285

C.    RATIFICATION OF INDEPENDENT AUDITORS
                                          Number of Shares Voted
                               ---------------------------------------------
        Name of Accounting
               Firm                For           Against        Abstained
      -----------------------  -------------  --------------  --------------
      Arthur Andersen LLP       10,408,326       756,360          1,050


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

A.    EXHIBITS:

      3.1 Amended and Restated Certificate of Incorporation of Transportation Components, Inc. (incorporated herein by reference from the Company's Form S-1, file number 333-50447)

      3.2 Bylaws of Transportation Components, Inc. as amended (incorporated herein by reference from the Company's Form S-1, file number 333-50447)

      4.1 Amendment No. 2 (effective June 30, 2000) to Amended and Restated Credit Agreement dated as of September 30, 1999

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


                                    TRANSPORTATION COMPONENTS, INC.




Date:  August 14, 2000              By: /s/ MAC McCONNELL
                                        -------------------------
                                            Mac McConnell, Senior Vice President
                                            and Chief Financial Officer