Form 10-Q
period 2000-09-30
TRANSPORTATION COMPONENTS INC
filed 2000-11-14
CIK 1059706

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

      The number of shares outstanding of the registrant's common stock, as of November 13, 2000, was 17,973,585.

================================================================================

                         TRANSPORTATION COMPONENTS, INC.

                                      INDEX


PART I. - FINANCIAL INFORMATION                                           PAGE
                                                                          ----
Item 1.  Financial Statements

Consolidated Balance Sheets of Transportation Components, Inc.
  at September 30, 2000 (unaudited) and December 31, 1999................   3
Unaudited Consolidated Statements of Operations of Transportation
  Components, Inc. for the three months and nine months ended
  September 30, 2000 and 1999............................................   4
Unaudited Consolidated Statements of Cash Flows of Transportation
  Components, Inc. for the nine months ended September 30, 2000 and 1999.   5
Notes to Unaudited Consolidated Financial Statements.....................   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  17


PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................  18

Signature................................................................  19

                         TRANSPORTATION COMPONENTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                                        2000               1999
                                     ASSETS                                          ---------          ---------
                                                                                    (UNAUDITED)         (NOTE 1)
Current assets:
  Cash and cash equivalents ...................................................      $   4,994          $   2,859
  Accounts receivable, net of allowance for bad debts of $1,683 and $1,586 ....         39,755             40,029
  Receivables from related parties ............................................            560                508
  Notes receivable, current ...................................................            567                732
  Inventories .................................................................         67,414             67,203
  Prepaid expenses and other ..................................................          3,465              2,941
  Deferred tax asset ..........................................................          5,113              5,447
                                                                                     ---------          ---------
     Total current assets .....................................................        121,868            119,719

Property and equipment, net ...................................................         13,094             14,532
Notes receivable, net .........................................................            709                752
Notes receivable from related parties .........................................            427                858
Goodwill, net .................................................................         85,796             87,358
Other assets ..................................................................          1,324              1,351
                                                                                     ---------          ---------
     Total assets .............................................................      $ 223,218          $ 224,570
                                                                                     =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses .......................................      $  35,582          $  42,459
  Subordinated debt and other payables to related parties .....................          4,316              1,762
  Current portion of long-term debt ...........................................            500                743
  Other current liablities ....................................................            838              1,004
                                                                                     ---------          ---------
     Total current liablities .................................................         41,236             45,968

Long-term debt, less current portion ..........................................         69,825             61,173
Deferred tax liability ........................................................          2,318              2,962
Subordinated debt and other payables to related parties, less current .........          9,790             12,488
                                                                                     ---------          ---------
     Total liablities .........................................................        123,169            122,591
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par, 5,000,000 shares authorized, none issued ........           --                 --
  Common stock, $0.01 par, 102,000,000 shares authorized,
    17,886,015 shares issued ..................................................            178                178
  Additional paid-in capital ..................................................        102,660            102,522
  Treasury stock, at cost - none and 121,411 shares, respectively .............           --                 (304)
  Cumulative translation adjustments ..........................................            100                134
  Retained deficit ............................................................         (2,889)              (551)
                                                                                     ---------          ---------
     Total stockholders' equity ...............................................        100,049            101,979
                                                                                     ---------          ---------

     Total liabilities and stockholders' equity ...............................      $ 223,218          $ 224,570
                                                                                     =========          =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       SEPTEMBER 30                       SEPTEMBER 30
                                                             ------------------------------      ------------------------------
                                                                 2000              1999              2000              1999
                                                             ------------      ------------      ------------      ------------
Revenues ...............................................     $     72,790      $     78,189      $    225,692      $    237,539
Cost of sales ..........................................           51,063            54,438           158,456           164,683
                                                             ------------      ------------      ------------      ------------
  Gross profit .........................................           21,727            23,751            67,236            72,856

Selling, general and administrative expenses ...........           20,249            20,322            62,209            59,551
Amortization of goodwill ...............................              565               577             1,695             1,687
                                                             ------------      ------------      ------------      ------------

Income from operations .................................              913             2,852             3,332            11,618

Other income (expense):
  Interest expense .....................................           (2,197)           (1,299)           (5,943)           (3,921)
  Other income, net ....................................              345               274               114               804
                                                             ------------      ------------      ------------      ------------
Income (loss) before income taxes ......................             (939)            1,827            (2,497)            8,501
Provision (benefit) for income taxes ...................              (56)              962              (167)            4,053
                                                             ------------      ------------      ------------      ------------
Net (loss) income ......................................     $       (883)     $        865      $     (2,330)     $      4,448
                                                             ============      ============      ============      ============



(Loss) income per share - Basic ........................     $       (.05)     $        .05      $       (.13)     $        .25
                                                             ============      ============      ============      ============

(Loss) income per share - Diluted ......................     $       (.05)     $        .05      $       (.13)     $        .25
                                                             ============      ============      ============      ============

Number of shares used in the per share calculations:

  Basic ................................................       17,829,595        17,732,726        17,749,770        17,729,452
                                                             ============      ============      ============      ============
  Diluted ..............................................       17,829,595        17,737,078        17,749,770        19,334,959
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

                         TRANSPORTATION COMPONENTS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30
                                                                                 -------------------------
                                                                                   2000              1999
                                                                                 -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income ...........................................................    $(2,330)          $ 4,448
Adjustments to reconcile net (loss) income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization .............................................      4,001             3,789
  Provision for bad debts ...................................................        728               368
  (Gain) Loss on sale of assets .............................................        116               (48)
  Deferred tax (benefit) provision ..........................................       (313)              463
  Compensation expense related to issuance of common stock to associate
    benefit plans ...........................................................        442              --
Changes in operating assets and liabilities, net of assets acquired
  Accounts receivable and notes receivable ..................................         99            (4,525)
  Inventories ...............................................................       (303)             (846)
  Other assets ..............................................................       (645)              623
  Accounts payable and accrued expenses .....................................     (7,088)              625
                                                                                 -------           -------
    Net cash provided by (used in) operating activities .....................     (5,293)            4,897
                                                                                 -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .......................................     (1,304)           (3,968)
  Cash paid for acquisitions ................................................       --              (1,041)
  Other .....................................................................        460               272
                                                                                 -------           -------
    Net cash used in investing activities ...................................       (844)           (4,737)
                                                                                 -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings of long term debt ..........................................      8,292               841
                                                                                 -------           -------
    Net cash provided by financing activities ...............................      8,292               841
                                                                                 -------           -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................................        (20)               21
                                                                                 -------           -------


Net increase in cash and cash equivalents ...................................      2,135             1,022
Cash and cash equivalents, beginning of period ..............................      2,859             4,090
                                                                                 -------           -------
Cash and cash equivalents, end of period ....................................    $ 4,994           $ 5,112
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

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

      Transportation Components, Inc., a Delaware corporation also known as TransCom USA ("TransCom", and collectively with its subsidiaries, the "Company"), was founded in October 1997 to become a national distributor of replacement parts and supplies for commercial trucks, trailers and other heavy-duty vehicles and equipment. Prior to its initial public offering (the "IPO"), TransCom had not conducted any operations. Concurrent with the consummation of its IPO on June 24, 1998, TransCom acquired nine companies in separate merger transactions. During the third and fourth quarters of 1998, TransCom acquired an additional nine companies.

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presenation have been included. All significant intercompany transactions and balances have been eliminated. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

USE OF ESTIMATES AND ASSUMPTIONS

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of revenues and expenses recognized during the periods presented. Uncertainties with respect to estimates and assumptions are inherent in the preparation of financial statements. The Company regularly reviews all significant estimates affecting its consolidated financial statements. Adjustments made with respect to estimates often relate to improved information not previously available.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires a company to recognize all derivative instruments (including certain derivative instruments embedded in other contracts) as assets or liabilities in its balance sheet and measure them at fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", was issued and defers the adoption date to the beginning of an entity's fiscal year-end beginning after June 15, 2000.

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

      In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB No. 101"). SAB No.101 provides registrants guidance on the recognition, presentation and disclosure of revenue in financial statements, and it is required to be adopted by the Company in the fourth quarter of 2000. Management does not expect that the adoption of SAB No. 101 will have a material effect on its consolidated financial statements.

2.    (LOSS) EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted (loss) earnings per share for the periods indicated (in thousands, except for share and per share data):

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30                           SEPTEMBER 30
                                             --------------------------------       --------------------------------
                                                 2000                1999               2000                1999
                                             ------------        ------------       ------------        ------------
NET (LOSS) INCOME
Net (loss) income ........................   $       (883)       $        865       $     (2,330)       $      4,448
Add interest on 5% convertible notes
  (assumed converted), net of
  federal income tax effect ..............            -0-                 -0-                -0-                 319
                                             ------------        ------------       ------------        ------------
    Adjusted net (loss) income ...........   $       (883)       $        865             (2,330)              4,767
                                             ============        ============       ============        ============
BASIC
  Basic weighted average shares ..........     17,829,595          17,732,726         17,749,770          17,729,452
                                             ============        ============       ============        ============
DILUTED
  Basic weighted average shares ..........     17,829,595          17,732,726         17,749,770          17,729,452
  Effect of dilutive securities
    Options ..............................            -0-               4,352                -0-               5,869
    Warrants .............................            -0-                 -0-                -0-                 -0-
    Convertible subordinated notes .......            -0-                 -0-                -0-           1,599,638
                                             ------------        ------------       ------------        ------------

  Diluted weighted average shares ........     17,829,595          17,737,078         17,749,770          19,334,959
                                             ============        ============       ============        ============

NET (LOSS) INCOME PER SHARE
  Basic ..................................   $       (.05)       $        .05       $       (.13)       $        .25
  Diluted ................................   $       (.05)       $        .05       $       (.13)       $        .25

      The computation of diluted weighted shares for three and nine months ended September 30, 2000 did not include shares potentially issuable from the exercise of stock options or warrants or from conversion of the convertible subordinated notes because their inclusion would have been antidilutive. The computation for 1999 did not include the effect of shares potentially issuable for warrants because their inclusion would have been antidilutive.

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


3.    LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following (in thousands):

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2000             1999
                                                  --------         --------
Long-term Debt
  Revolving credit facility ..................    $ 69,000         $ 60,100
  Notes payable to a financial institution ...         852            1,355
  Other ......................................         473              461
                                                  --------         --------
  Total long-term debt .......................      70,325           61,916
  Less:  current portion .....................        (500)            (743)
                                                  --------         --------
                                                  $ 69,825         $ 61,173
                                                  ========         ========



                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2000             1999
                                                  --------         --------
Subordinated Debt and Other Payables to
  Related Parties
  Subordinated convertible debt ..............    $ 13,607         $ 13,635
  Other long-term payables to related
    parties ..................................         499              615
                                                  --------         --------
  Total long-term subordinated debt and
    other payables to related parties ........      14,106           14,250
  Less:  current portion .....................      (4,316)          (1,762)
                                                  --------         --------
                                                  $  9,790         $ 12,488
                                                  ========         ========

      Effective September 30, 2000, our $75 million credit facility with a group of banks, formerly scheduled to expire on June 30, 2001, was restructured, based on a commitment from the bank group to reduce to about $50 million the maximum amount we can borrow on a revolving basis, and to convert to a term loan about $25 million that was previously outstanding under the earlier revolving facility. Loans under the new, reduced revolving facility bear interest at the agent bank's prime rate plus 1%. The term loan bears interest at the agent bank's prime rate plus 2%. The term loan requires monthly principal payments of $0.25 million until what is now the October 31, 2001 maturity date of both the term loan and the modified revolving credit facility. Sixty percent of any excess cash flow (as defined) must be applied to repayment of the term loan.

      Both the Company and its bank group view the restructured facility as a temporary arrangement designed to allow the Company time to seek alternative financing, since the short-term maturity of the facility will require it to be classified as a current liability on our year-end balance sheet if it is not extended or replaced as of December 31, 2000. Also, certain terms of the restructured facility are designed to motivate the Company to move the credit before its scheduled maturity. For example, a restructuring fee to the agent bank will be reduced by two-thirds if all amounts outstanding under the facility are repaid by March 31, 2001, and by one-third if they are repaid by May 31, 2001. Also, if repayment is not accomplished by September 30, 2001, the lender banks are to receive warrants for common shares representing 3% of our total outstanding common shares at that date, at a price based on the then current market value of our common stock.

      As a requirement of the restructured credit facility, we have had to suspend principal payments on $13.6 million of our 5% convertible subordinated notes. Those holders of subordinated notes otherwise entitled to receive principal payments before March 31, 2001, have agreed to extend their payment dates until then. However, subordinated notes totaling $4.3 million in principal amount and calling for $3.6 million of principal payments before September 30, 2001, have been classified as current at September 30, 2000, on the assumption that further waivers or extensions will not be obtained and the notes will thus become due by reason of default. After a payment default, a noteholder must wait 180 days to begin collection proceedings.

      The circumstances attendant to our newly modified credit facility and our subordinate notes make it imperative that we either restructure and extend both classes of debt, or obtain alternative financing, however there are no assurances that we will be able to do so. We presently intend to replace our current credit facility with a longer-term, asset-based facility, arrange for the placement of additional mezzanine or equity financing to bridge what the Company expects will be a gap between the amount required to retire our present facility and the amount of asset-based debt that our asset levels will support, and restructure our subordinated debt to significantly extend its maturity.

      Whether we will be able to accomplish our refinancing goals will depend on a number of factors, some of which are not within our control. These include:

      o    Conditions in our industry generally,

      o    Credit and capital market conditions generally,

      o    Our near-term financial performance and asset levels, and

      o    The cooperation of our subordinated noteholders.

      Assuming we are able to obtain the sought after refinancing, we expect its terms will result in higher interest costs, tight limits on borrowing capacity, more restrictive conditions, and equity dilution for our stockholders.

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


4.    COMMITMENTS AND CONTINGENCIES

      Effective June 19, 2000, the Company switched from a guaranteed cost plan to a self-insured plan on three of its insurance coverages. The Company maintains a self-insurance program covering portions of workers' compensation, general liability and automobile liability costs. The amounts in excess of the self-insured levels are fully insured. Self-insurance accruals are based on claims filed and an estimate for significant claims insured but not reported.

5.    COMPREHENSIVE (LOSS) INCOME

      In 1998, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 130, "Reporting Comprehensive Income", which requires companies to display comprehensive income and its components in the financial statements. Comprehensive income, which encompasses net (loss) income and currency translation adjustments, is as follows:

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30         SEPTEMBER 30
                                         ------------------   ------------------
                                           2000       1999      2000       1999
                                         -------    -------   -------    -------
Net (loss) income ....................   $  (883)   $   865   $(2,330)   $ 4,448
Currency translation adjustments .....        11         37       (34)       109
                                         -------    -------   -------    -------
Comprehensive (loss) income ..........   $  (872)   $   902   $(2,364)   $ 4,557
                                         =======    =======   =======    =======

6.    SEGMENT INFORMATION

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

      Information as to the operations of TransCom's reportable segments is as follows (in thousands):

                                             DOMESTIC       INTERNATIONAL    INTERSEGMENT        TOTAL
                                             --------       -------------    ------------       -------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues ................................    $62,116           $10,692           $(18)          $72,790
                                             =======           =======           ====           =======

Operating income ........................         85               834             (6)              913

Depreciation and amortization expense ...        905               158            -0-             1,063

Capital expenditures ....................        428               -0-            -0-               428

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues ................................    $194,602          $ 31,222          $(132)         $225,692
                                             ========          ========          =====          ========
Operating income ........................       1,101             2,268            (37)            3,332

Depreciation and amortization expense ...       3,527               474            -0-             4,001

Capital expenditures ....................       1,239                65            -0-             1,304

Identifiable assets .....................     189,929            32,470            -0-           222,399


THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues ................................    $ 68,105          $ 10,194          $(110)         $ 78,189
                                             ========          ========          =====          ========
Operating income ........................       1,966               918            (32)            2,852

Depreciation and amortization expense ...       1,157               153            -0-             1,310

Capital expenditures ....................       2,072                61            -0-             2,133


                                             DOMESTIC       INTERNATIONAL    INTERSEGMENT        TOTAL
                                             --------       -------------    ------------       -------
NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues ................................    $209,279          $ 28,462          $(202)         $237,539
                                             ========          ========          =====          ========
Operating income ........................       9,022             2,656            (60)           11,618

Depreciation and amortization expense ...       3,338               451            -0-             3,789

Capital expenditures ....................       3,746               222            -0-             3,968

Identifiable assets .....................     194,320            31,883            -0-           226,203

                         TRANSPORTATION COMPONENTS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


      Information as to TransCom's operations in different geographical areas is as follows (in thousands):


                                                                                              ALL OTHER
                                              UNITED STATES      MEXICO          CANADA     INTERNATIONAL(1)    TOTAL
                                              -------------     --------        --------    --------------    --------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues ...............................        $ 62,116        $  6,289        $  2,828        $1,557        $ 72,790
                                                ========        ========        ========        ======        ========


NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues ...............................        $194,602        $ 18,042        $  8,418        $4,630        $225,692
                                                ========        ========        ========        ======        ========
Long-lived assets ......................          85,402          10,761           5,299           -0-         101,462





THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues ...............................        $ 68,105        $  5,899        $  2,854        $1,331        $ 78,189
                                                ========        ========        ========        ======        ========




NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues ...............................        $209,279        $ 15,887        $  9,332        $3,041        $237,539
                                                ========        ========        ========        ======        ========
Long-lived assets ......................          87,750          11,569           5,514           -0-         104,833

-----------------------
(1)Includes South America, Central America, Australia, Europe and Asia.

                         TRANSPORTATION COMPONENTS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS REPORT ON FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT GIVE THE COMPANY'S CURRENT EXPECTATIONS OR FORECASTS OF FUTURE EVENTS. SUCH STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMS SUCH AS "BELIEVES," "EXPECTS," "MAY," "ESTIMATES," "WILL," "SHOULD," "PLANS" OR "ANTICIPATES" OR OTHER SIMILAR WORDS IN ANY DISCUSSION OF FUTURE OPERATING OR FINANCIAL PERFORMANCE. SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE SIGNIFICANT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF ANY NUMBER OF FACTORS, MOST OF WHICH ARE BEYOND THE CONTROL OF MANAGEMENT. IN PARTICULAR, THE COMPANY HAS IDENTIFIED SPECIFIC RISKS AND UNCERTAINTIES RELATED TO THE COMPANY'S BUSINESS UNDER "ITEM 1. BUSINESS - RISK FACTORS" ON PAGE 9 OF THE COMPANY'S ANNUAL REPORT OR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999. OTHER FACTORS COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS. THIS DISCUSSION IS PROVIDED AS PERMITTED BY THE PRIVATE LITIGATION SECURITIES LITIGATION REFORM ACT OF 1995.

      The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and their related notes in this Report, and the Company's audited consolidated financial statements contained in its Form 10-K for the year ended December 31, 1999.

OVERVIEW

      Since early 1999, we have focused on integrating our operations. We have completed the installation of common operating and financial systems and a wide area network in the majority of our branch locations. We have centralized payroll and standardized employee benefits such as health insurance, flexible benefit plans and the 401(k) program for all domestic associates. We have also
(1) transferred the accounts payable function from several branches to the general office in Houston, (2) centralized invoice payments for approximately 25 of our larger vendors and (3) transferred the purchasing and inventory replenishment functions for many of our branches to the general office. During the first nine months of 2000, we continued to focus on processes related to our recently installed systems. We estimate that the accounts payable and purchasing functions for most of our remaining domestic branches will be centralized before this year-end.

      We have not yet realized significant cost savings from centralizing our administrative functions in our general office due to the related staffing and training costs. It is necessary to build the infrastructure in the general office to centralize the branch administrative functions before significant costs can be reduced at the branches. Additionally, we incurred costs to train our associates on the recently installed common operating and financial systems for the first three quarters of 2000, we recorded approximately $0.7 million of charges for severance costs associated with our centralization of administration and other headcount reductions. For the fourth quarter of 1999, approximately $0.9 million was recorded for that purpose.

      We believe the business level of the heavy-duty truck parts industry slowed during 1999 from the record levels experienced in 1997 and early 1998, and has continued to decline in the first nine months of 2000. Our revenue in 1999 declined slightly from 1998. Revenues for the first nine months of 2000 were 5.0% below revenues for the same period of 1999. For the third quarter of 2000, revenue was down 6.9% from the third quarter of 1999.

      Through the first nine months of 2000, pre-tax income was reduced by $1.3 million of nonrecurring special charges consisting of $0.7 million of severance charges for headcount reductions and $0.6 million of reserves for non-cash reductions in the value of notes receivable recorded in connection with an acquisition and the recording of a reserve for the anticipated liquidation costs of equipment being sold.

                         TRANSPORTATION COMPONENTS, INC.


RESULTS OF OPERATIONS

                                                          THREE MONTHS ENDED SEPTEMBER 30
                                                  -----------------------------------------------
                                                    2000           %           1999           %
                                                  --------       -----       --------       -----
                                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ...................................      $ 72,790       100.0       $ 78,189       100.0
Cost of sales ..............................        51,063        70.1         54,438        69.6
                                                  --------       -----       --------       -----
  Gross profit .............................        21,727        29.9         23,751        30.4
Selling, general and administrative expenses        20,814        28.6         20,899        26.7
  Income from operations ...................           913         1.3          2,852         3.7
Interest expense ...........................        (2,197)       (3.1)        (1,299)       (1.7)
Other income, net ..........................           345          .5            274          .3
                                                  --------       -----       --------       -----
  (Loss) income before income taxes ........      $   (939)       (1.3)      $  1,827         2.3
                                                  ========       =====       ========       =====

RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES. Revenues of $72.8 million for the three months ended September 30, 2000 declined $5.4 million, or 6.9%, from $78.2 million of revenues for the three months ended September 30, 1999. Revenues declined in connection with what we believe is a general softening in the domestic industry. Of the $5.4 million decline, $1.7 million was applicable to a decline in our sales of new trucks. This decline is primarily the result of a nationwide decline in demand for new heavy-duty trucks. The softening in the domestic industry was partially offset by increased revenues in Mexico and heavy-duty equipment, primarily oilfield equipment, which increased approximately 9% and 69%, respectively. In the third quarter of this year, we signed a contract with a leading common courier to provide replacement parts for its fleet nationwide. We expect the new contract to begin favorably impacting our revenues before the end of this year.

      GROSS PROFIT. Total gross profit of $21.7 million for the three months ended September 30, 2000 declined by $2.0 million, or 8.5%, from $23.8 million of gross profit for the three months ended September 30, 1999. As a percentage of revenues, gross profit of 29.9% for the third quarter of 2000 declined 0.5% from gross profit of 30.4% for the third quarter of 1999. This decline was partially the result of vendor price increases, which we did not immediately pass through to our customers, and changes in product mix.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses decreased $0.1 million, or 0.4%, to $20.8 million for the three months ended September 30, 2000 from $20.9 million for the three months ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 26.7% for the third quarter of 1999 to 28.6% for the third quarter of 2000. Severance expenses of $0.2 million, or 0.2% of revenues, were recorded for announced headcount reductions. We continue to experience additional increases in costs as a result of building infrastructure, including staffing and training of our general office, enabling us to centralize the branch administrative functions. We expect that significant administrative costs at our branch locations can be eliminated or reduced during the fourth quarter of 2000.

      OTHER INCOME. Other income for the three months ended September 30, 2000 was income of $0.3 million compared to income of $0.3 million for the three months ended September 30, 1999.

      INTEREST EXPENSE. Interest expense for the three months ended September 30, 2000 increased $0.9 million, or 69.1%, to $2.2 million compared to $1.3 million of interest expense for the three months ended September 30, 1999. The increase in interest expense resulted from an approximate $5.1 million increase in the average amount of debt outstanding between the two periods and an approximate 4% increase in the average interest rate between the two quarters. We also paid fees for amendments to our revolving credit facility, which have been recorded as interest expense. LIBOR was approximately 120 basis points higher at the end of the third quarter of 2000 compared to the end of the third quarter of 1999. The margin we paid above LIBOR increased by 225 basis points from the end of the third quarter of 1999 to the end of the third quarter of 2000. The margin above the LIBOR increased because of an increase in our ratio of debt to earnings before interest, taxes,

                         TRANSPORTATION COMPONENTS, INC.


depreciation and amortization. The increase in the average debt outstanding was primarily from the increased working capital invested in inventory.

                                                            NINE MONTHS ENDED SEPTEMBER 30
                                                  -------------------------------------------------
                                                     2000           %            1999           %
                                                  ---------       -----       ---------       -----
                                                           (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues ...................................      $ 225,692       100.0       $ 237,539       100.0
Cost of sales ..............................        158,456        70.2         164,683        69.3
                                                  ---------       -----       ---------       -----
  Gross profit .............................         67,236        29.8          72,856        30.7
Selling, general and administrative expenses         63,904        28.3          61,238        25.8
  Income from operations ...................          3,332         1.5          11,618         4.9
Interest expense ...........................         (5,943)       (2.6)         (3,921)       (1.6)
Other income, net ..........................            114          .0             804          .3
                                                  ---------       -----       ---------       -----
  (Loss) income before income taxes ........      $  (2,497)       (1.1)      $   8,501         3.6
                                                  =========       =====       =========       =====

RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES. Revenues of $225.7 million for the first nine months ended September 30, 2000 represented a decline of $11.8 million, or 5.0%, from $237.5 million of revenues for the nine months ended September 30, 1999. We attribute the decline to what we believe is a general softening in our industry domestically. Our new truck sales dropped by $3.1 million as a result of a nationwide decline in demand for new heavy-duty trucks. The softening in the domestic industry was partially offset by increased revenues in Mexico of approximately 16% and revenues in the heavy-duty equipment, primarily oilfield, which increased approximately 10%.

      GROSS PROFIT. Total gross profit of $67.2 million for the nine months ended September 30, 2000 declined by $5.6 million, or 7.7%, from $72.9 million of gross profit for the nine months ended September 30, 1999. As a percentage of revenues, gross profit of 29.8% for the first nine months of 2000 declined 0.9% from a gross profit of 30.7% for the first nine months of 1999. This decline was partially due to vendor price increases, which we did not immediately pass through to our customers, and changes in product mix.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased $2.7 million, or 4.4%, to $63.9 million for the nine months ended September 30, 2000 from $61.2 million for the nine months ended September 30, 1999. Selling, general and administrative expenses as a percentage of revenues increased from 25.8% for the first nine months of 1999 to 28.3% for the first nine months of 2000. Severance expense of $0.7 million, or 0.37% of revenues, was recorded for announced headcount reductions. The additional increases were the result of costs to build our infrastructure, including staffing and training of our general office, enabling us to centralize the branch administrative functions. We expect that significant administrative costs at our branch locations can be eliminated or reduced during the fourth quarter of 2000.

      OTHER INCOME. Other income for the nine months ended September 30, 2000 was $0.1 million compared to income of $0.8 million for the nine months ended September 30, 1999. The decline was attributed to the recording of approximately $0.6 million of reserves to recognize nonrecurring, non-cash reductions in the value of notes receivable from former business owners originally recorded in an acquisition completed in June 1998 and the recording of a reserve for the anticipated liquidation costs of equipment in the process of being sold.

      INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2000 increased $2.0 million, or 51.5%, to $5.9 million compared to $3.9 million of interest expense for the nine months ended September 30, 1999. The increase in interest expense was due to an approximate $5.9 million increase in the average amount of debt outstanding between the two periods and an approximate 280 basis point increase in the average interest rate between the two periods. We also paid fees for amendments to our revolving credit facility, which have been recorded as interest expense. LIBOR was approximately 120 basis points higher at the end of the first nine months of 2000 compared to the end of the first nine months of 1999. The margin we paid above LIBOR increased by 225 basis points from September 30, 1999 to September 30, 2000. The margin above the LIBOR increased because of an increase in our ratio of debt to earnings before interest, taxes, depreciation and

                         TRANSPORTATION COMPONENTS, INC.

amortization. The increase in the average debt outstanding was primarily from the increased working capital invested in inventory.

LIQUIDITY AND CAPITAL RESOURCES

             As a distributor of heavy-duty truck parts, we require significant amounts of working capital to fund inventories and accounts receivable. Additional cash is required for capital items such as delivery vehicles, information technology and warehouse equipment. We also require cash to pay our lease obligations and to service our debt.

            We used $5.3 million cash in operating activities during the nine months ended September 30, 2000, primarily to reduce accounts payable to our vendors. Net cash used for investing activities (capital expenditures) was $0.8 million for the nine months ended September 30, 2000, primarily relating to the purchase of information technology systems. At September 30, 2000, we had cash of $5.0 million, working capital of $80.6 million and total debt of $84.4 million compared to $2.9 million of cash, $73.8 million of working capital and $76.2 million of total debt at December 31,1999.

      The noted downturn in the heavy duty truck parts industry and the associated decline in our revenues have adversely affected our liquidity and limited our available capital. Since the industry softening began in 1999, we have had to several times seek financial covenant relief and other waivers from our senior lenders. Effective September 30, 2000, our $75 million credit facility with a group of banks, formerly scheduled to expire on June 30, 2001, was restructured, based on a commitment from the bank group to reduce to about $50 million the maximum amount we can borrow on a revolving basis, and to convert to a term loan about $25 million that was previously outstanding under the earlier revolving facility. Loans under the new, reduced revolving facility bear interest at the agent bank's prime rate plus 1%. The term loan bears interest at the agent bank's prime rate plus 2%. The term loan requires monthly principal payments of $0.25 million until what is now the October 31, 2001 maturity date of both the term loan and the modified revolving credit facility. Sixty percent of any excess cash flow (as defined) must be applied to repayment of the term loan.

      Both the Company and its bank group view the restructured facility as a temporary arrangement designed to allow the Company time to seek alternative financing, since the short-term maturity of the facility will require it to be classified as a current liability on our year-end balance sheet if it is not extended or replaced as of December 31, 2000. Also, certain terms of the restructured facility are designed to motivate the Company to move the credit before its scheduled maturity. For example, a restructuring fee to the agent bank will be reduced by two-thirds if all amounts outstanding under the facility are repaid by March 31, 2001, and by one-third if they are repaid by May 31, 2001. Also, if repayment is not accomplished by September 30, 2001, the lender banks are to receive warrants for common shares representing 3% of our total outstanding common shares at that date, at a price based on the then current market value of our common stock.

      As a requirement of the restructured credit facility, we have had to suspend principal payments on $13.6 million of our 5% convertible subordinated notes. Those holders of subordinated notes otherwise entitled to receive principal payments before March 31, 2001, have agreed to extend their payment dates until then. However, subordinated notes totaling $4.3 million in principal amount and calling for $3.6 million of principal payments before September 30, 2001, have been classified as current at September 30, 2000, on the assumption that further waivers or extensions will not be obtained and the notes will thus become due by reason of default. After a payment default, a noteholder must wait 180 days to begin collection proceedings.

      The circumstances attendant to our newly modified credit facility and our subordinate notes make it imperative that we either restructure and extend both classes of debt, or obtain alternative financing, however there are no assurances that we will be able to do so. We presently intend to replace our current credit facility with a longer-term, asset-based facility, arrange for the placement of additional mezzanine or equity financing to bridge what the Company expects will be a gap between the amount required to retire our present facility and the amount of asset-based debt that our asset levels will support, and restructure our subordinated debt to significantly extend its maturity.

                         TRANSPORTATION COMPONENTS, INC.


      Whether we will be able to accomplish our refinancing goals will depend on a number of factors, some of which are not within our control. These include:

     o    Conditions in our industry generally,

     o    Credit and capital market conditions generally,

     o    Our near-term financial performance and asset levels, and

     o    The cooperation of our subordinated noteholders.

      Assuming we are able to obtain the sought after refinancing, we expect its terms will result in higher interest costs, tight limits on borrowing capacity, more restrictive conditions, and equity dilution for our stockholders.

      Pending any refinancing, we expect our cash flow from operations, combined with our borrowing capacity under our current credit facility, will be sufficient to meet our normal working capital needs, fund our planned capital expenditures of about $750,000 for the remainder of 2000 and about $2.0 million for 2001, and amortize the recently converted term portion of our current credit facility. Our internal cash flow projections also indicate we will be able to remain in compliance with the financial covenants imposed by our restructured credit facility. However, with respect to both our cash requirements and covenant compliance, the margins for error, while not perilously thin, are less than fully comfortable, and both could be adversely impacted by, for example, any further softening in industry conditions or any unexpected decline in our financial performance.

      At September 30, 2000, approximately $191,000 of deferred unamortized costs associated with our credit facility are included on the balance sheet. If we are successful in replacing the credit facility, these costs will be expensed.

 FOREIGN CURRENCY FLUCTUATIONS

      Some of our revenues are billed and collected in Mexican pesos and Canadian dollars. Additionally, substantially all of the operating expenses related to foreign locations are incurred in a foreign currency. Consequently, our reported financial results are affected by fluctuation of foreign currencies against the U.S. dollar. We periodically perform foreign currency hedging to reduce its foreign currency transaction exposures.

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

      INTEREST RATES. At September 30, 2000, we had no derivative financial instruments to manage interest rate risk. Accordingly, we are exposed to earnings and fair value risk due to changes in interest rates with respect to our long-term obligations. As of September 30, 2000, approximately 98% of our long-term obligations were floating rate obligations. The hypothetical 100 basis point increase in interest rates described above would increase pre-tax loss for the nine months ended September 30, 2000 by approximately $0.7 million and reduce pre-tax income by $0.6 million for the nine months ended September 30, 1999. This effect is primarily due to the floating rate borrowings under our revolving credit facility.

      FOREIGN CURRENCY EXCHANGE RATES. Our earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. We manage our exposure to changes in exchange rates by buying or selling currency futures contracts and options. Our risk management objective is to reduce our exposure on a monthly basis to the effects of changes in exchange rates on the value of our accounts receivable denominated in foreign currency. To a certain extent, foreign exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors. Our foreign currency risk policies entail entering into foreign currency futures contracts only to manage risk - not for speculative investments.

      A hypothetical 10% weakening of the average exchange rate of all other currencies relative to the U.S. dollar would have reduced our sales by $3.0 million and our operating income by $0.2 million for the nine months ended September 30, 2000, and by $2.8 million and $0.3 million, respectively, for the nine months ended September 30, 1999. The hypothetical change in exchange rates ignores the effect this movement may have on other variables, including competitive risk. If it were possible to quantify this competitive impact, the results could well be different than the effects of the sensitivity analysis shown above.

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

                                     TRANSPORTATION COMPONENTS, INC.

Date:  November 14, 2000             By: /s/ DAVID PHELPS
                                             David Phelps, Senior Vice President
                                             and Chief Financial Officer